Form 10QSB
period 2007-03-31
APRECIA INC
filed 2007-05-21
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended March 31, 2007

APRECIA, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	20-4378866

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1177 High Ridge Road, Stamford, CT	06905

(Address of Principal Executive Offices)	(Zip Code)

(203) 321-1285

(Issuer’s Telephone Number, Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 18, 2007 the issuer had 16,761,597 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐  No ☒

APRECIA, INC.

FORM 10-QSB

Item 1. Financial Statements

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
MARCH 31, 2007
(Unaudited)

ASSETS
Current Assets:
Cash	$13,538

Total Current Assets	13,538

Property and Equipment - Net	2,146

Deferred Finance Costs - Net	87,361

Total Assets	$103,045

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accrued Expenses	$86,182
Accrued Interest	44,694
Accrued Liquidated Damages	106,667

Total Current Liabilities	237,543

Long Term Debt:

7% Convertible Debentures	500,000

Total Liabilities	737,543

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding
Common Stock, $.0001 par value; 250,000,000 shares authorized,
16,761,597 issued and outstanding	1,676
Additional Paid in Capital	100,934
Deficit Accumulated During the Development Stage	(737,011)
Subscriptions Receivable	(97)

Total Stockholders’ Deficiency	(634,498)

Total Liabilities and Stockholders’ Deficiency	$103,045

The accompanying notes are an integral part of these financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2007		For the Nine Months Ended March 31, 2007		For the Period December 15, 2005(Inception) to March 31, 2007
Net Revenues		$-		$-	$-

Costs and Expenses:
Officer’s Compensation		45,000		135,000	195,000
Software Development		42,553		124,553	172,123
Other General and Administrative Expenses		33,335		74,079	120,887

Total Costs and Expenses		120,888		333,632	488,010

Loss from Operations before Other Expense		(120,888)		(333,632)	(488,010)

Other Expenses:
Interest Expense		(35,775)		(103,275)	(142,334)
Liquidated Damages		(30,000)		(90,000)	(106,667)

Total Other Expenses		(65,775)		(193,275)	(249,001)

Net Loss	$	(186,663)	$	(526,907)	$(737,011)

Weighted Average Common Shares
Outstanding - Basic and Diluted		16,761,597		16,551,391

Net Loss Per Common Share	$	(0.01)	$	(0.03)

The accompanying notes are an integral part of these financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2007		For the Nine Months Ended March 31, 2007		For the Period December 15, 2005 (Inception) to March 31, 2007

Cash Flows from Operating Activities:
Net Loss	$	(186,663)	$	(526,907)	$(737,011)
Adjustmeents to Reconcile Net Losses to
Net Cash (Used) in Operating Activities:
Amortization of Deferred Finance Costs		23,125		69,375	97,639
Depreciation Expense		239		716	716
Common Stock Issued for Software
Development		-		-	970

Changes in Assets and Liabilities:
Increase in Stock Subscription Receivable		-		-	(97)
Increase in Accrued Expenses		37,755		68,495	86,182
Increase in Accrued Interest		12,649		33,899	44,694
Increase in Accrued Liquidated Damages		30,000		90,000	106,667

Net Cash (Used) in Operating Activities		(82,895)		(264,422)	(400,240)

Cash Flows from Investing Activities:
Purchase of Equipment		-		(2,862)	(2,862)

Net Cash Used by Investing Activities		-		(2,862)	(2,862)

Cash flows from Financing Activities:
Proceeds of Issuance of 7% Convertible
Debentures		-		-	500,000
Payments of Deferred Finance Costs		-		-	(185,000)
Proceeds from Collection of
Subscriptions Receivable		-		354	-
Proceeds from Issuance of Common
Stock		-		56,189	106,640
Expense on Sale of Common Stock		-		-	(5,000)

Net Cash Provided by Financial Activities		-		56,543	416,640

Increase (Decrease) in Cash		(82,895)		(210,741)	13,538

Cash - Beginning of Period		96,433		224,279	-

Cash - End of Period		$13,538		$13,538	$13,538

The accompanying notes are an integral part of these financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Continued)
(Unaudited)

	For the Three Months Ended March 31, 2007	For the Nine Months Ended March 31, 2007	For the Period December 15, 2005 (Inception) to March 31, 2007
Supplemental Cash Flow Informaiton:
Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$-	$250

Supplemental Non-Cash Financing Activities:
Subscription Receivable on Sale of
Common Stock	$-	$-	$451

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Organization

Aprecia, Inc. (“the Company”), was incorporated on December 15, 2005 under the laws of the State of Delaware. The Company has selected June 30 as its fiscal year.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (‘SFAS’) No. 7. The Company plans on becoming involved in the business of identifying money laundering in various sporting venues. There is no assurance, however, that the Company will achieve its objectives or goals.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company utilizes the accrual method of accounting.

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the quarter ended March 31, 2007, or for the period December 15, 2005 (inception) through March 31, 2007.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary difference between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Loss Per Share

The compution of loss per share is based on the number weighted average of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as the effect of potentially dilutive securities (convertible debentures - 4,166,667 shares) are antidilutive.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (Continued)

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

Fair Value of Financial Instruments

The carrying value of cash, subscription receivable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

Software Development

Software development costs are charged to expense as incurred. The Company incurred software development costs amounting to $42,553 during the quarter ended March 31, 2007, and $172,123 for the period December 15, 2005 (inception) through March 31, 2007.

Recently Enacted Accounting Standards

 SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company has considered the SAB 108 to be not material.

 SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent with comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s year ended 2008, although early adoption is permitted. The Company is assessing potential effect of SFAS 157 on its financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 -  Going Concern

The Company incurred net losses of $186,663 for the quarter ended March 31, 2007 and $737,011 for the period December 15, 2005 (inception) to March 31, 2007 and has a stockholders’ deficiency of $634,498 at March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company is attempting to address its lack of liquidity by raising additonal funds, either in the form of debt or equity or some combination thereof. There can be no assurances that the Company will be able to raise the additional funds it requires.

NOTE 3 -  Subscriptions Receivable

At March 31, 2007, subscriptions receivable amounts to $451 resulting from the sale of common stock to the founders. During the quarter ended March 31, 2007 collections of $354 were made leaving a balance outstanding at March 31, 2007 of $97.

NOTE 4 -  7% Convertible Debentures

The Company entered into a Securities Purchase Agreement dated as of March 10, 2006, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, of 7% Convertible Debentures in the principal amount of $500,000. Accrued interest on the convertible debentures as of March 31, 2007 was $36,944. The debentures are collateralized by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets.

The debentures mature 24 months from the closing. The debentures are convertible at the option of the holder into the Company’s common stock at the rate of $.12 per share. Deferred finance costs incurred as a result of the private offering of the debentures were $185,000.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 -  7% Convertible Debentures (Continued)

Since a registration statement covering the underlying common stock was not filed within 90 days, the Company is required to pay liquidated damages of 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. Accordingly, the Company has accrued $106,667 in liquidated damages and $7,750 interest on the liquidated damages as of March 31, 2007.

NOTE 5 -  Common Stock

In March 2006, the Company sold 4,510,000 shares of common stock valued at $451 to the founders of the Company.

In March 2006, the Company issued 9,700,000 shares of common stock valued at $970 for software development costs.

In March 2006, the Company sold 2,083,333 shares of common stock to a private investor for $50,000, and paid cash commissions of $5,000.

In October 2006, the Company completed a private placement of 468,264 shares of its common stock for gross proceeds of $56,192.

NOTE 6 -  Preferred Stock

The Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of Preferred Stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of the Preferred Stock may be entitled to receive a preference payment in the event of any liquidaton, dissolution or winding-up of the Company before any payment is made to the holders of the Common Stock. Furthermore, the Board of Directors could issue Preferred Stock with voting and other rights that could adversely affect the voting power of the holders of the Common Stock.

NOTE 7 - Commitments and Contingencies

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 8 - Subsequent Events

In May 2007 the Company sold $187,000 principal of 7% secured promissory notes (“the notes”) and 500,000 Class A Common Stock purchase warrants (“the warrants”) (collectively “the securities”) for an aggregate purchase price of $170,000. The notes are due September 2007 and are secured by the Company’s assets. The warrants have an exercise price of $.18 per share and a term of 5 years. In connection with the sale of the securities the Company issued as broker’s fees: (i) 83,111 common stock purchase warrants ($.18 exercise price, 5 year term) and (ii) a promissory note in the amount of $14,963. In addition, the Company incurred legal fees of approximately $30,500 in connection with the sale of the securities.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may, “ “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Risk Factors” below. This discussion should be read in conjunction with the Financial Statements and accompanying notes included in this Report. All period references are to the Company’s fiscal periods unless otherwise indicated.

General

The Company is a leading-edge provider of applied artificial intelligence solutions for thoroughbred and lottery applications. The Company is the developer of MonitorPlus, an analysis tool designed to help the thoroughbred racing and lottery industry by providing alerts when potential wagering fraud or money laundering is detected. The Company markets its products through a partner/distributor primarily to regulatory bodies. The Company’s success is largely dependent on the market acceptance of the product, efficient utilization of the Company’s infrastructure, successful ongoing development of advanced process technologies and generation of sufficient return on research and development investments.

The Company has partnered with ESI Integrity Inc. so that Aprecia’s MonitorPlus artificial intelligence based transactional analysis capability will integrate into ESI’s industry-leading Integrity product to provide alerting of suspicious patterns and activity. The combined technologies will have the potential to assist gaming operators and regulators in controlling the risks associated with fraud and money laundering as it is related to gaming and lottery. The first customer for this technology will be RCI Integrity Services Inc. RCI Integrity Services will be operating a National Monitoring Centre for pari-mutuel wagering in the USA utilizing the enhanced ESI Integrity Monitoring System.

The Company makes significant ongoing investments to implement its proprietary product and process technology with increasing functionality and performance at lower costs. The Company continues to introduce new generations of products that offer improved performance characteristics.

In order to maximize returns from investments in research and development (“R&D”), the Company has subcontracted its development work. To be successfully incorporated in customers’ end products, the Company must offer qualified solutions at a time when customers are developing their design specifications for their end products. The Company must make significant investments in R&D to expand its product offering and develop its leading-edge product and process technologies to demonstrate advanced functionality and performance to the end user.

The projected timeframe for testing and release of the latest enhanced version of MonitorPlus is the first quarter of fiscal 2008.

Going Concern

There is substantial doubt about the ability of Aprecia to continue as a going concern. As of March 31, 2007, current liabilities exceed current assets by $224,005.

Management continues to meet operating deficits primarily through short-term borrowings and is attempting to utilize other debt and dilutive and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

Revenue

We have not generated revenue to date. We intend to generate revenue through (i) the licensing of our technology to parties engaged in the regulation of the thoroughbred racing industry and (ii) the licensing of our technology to third parties which will in turn develop and sell specifically tailored software solutions for customers based on our technology. As of the date of this report, we anticipate entering an agreement in Q2 to license of our technology through our reseller, ESI, to RCI Integrity Services Inc. and cannot guarantee that we will be able to enter into such agreements in the future. Further, if we do enter into such agreements, there is no guarantee that operations related to the agreements will be profitable.

Net Loss

Our net loss was $186,663 for the quarter ended March 31, 2007 and $526,907 for the nine months ended March 31, 2007. The company had no comparable financials for the quarter and for the nine months ended March 31, 2006.

Costs and Expenses

Costs and expenses were $120,888 for the quarter ended March 31, 2007 and $333,632 for the nine months ended March 31, 2007 and consisted primarily of officer’s compensation and software development. The company had no comparable financials for the quarter and for the nine months ended March 31, 2006.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Research and Development

Research and Development (“R&D”) expenses vary. The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability. R&D expenses can vary significantly depending on the timing of product qualifications as costs incurred in production prior to qualification are charged to R&D.

Income Taxes

The Company has paid only minimum state taxes to date. The Company has unused federal and state tax net operating loss carryforwards of $779,000 as of March 31, 2007. Substantially all of the net operating loss carryforwards expire from 2011 to 2021.

Financing Activities

During 2006, the Company entered into a Securities Purchase Agreement dated as of March 10, 2006, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, of 7% Convertible Debentures in the principal amount of $500,000. Accrued interest on the convertible debentures as of March 31, 2007 was $36,944. The debentures are collateralized by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets. The debentures mature 24 months from the closing. The debentures are convertible at the option of the holder into the Company’s common stock at the rate of $0.12 per share. Deferred finance costs incurred as a result of the private offering of the debentures were $185,000.

In May 2007, the Company sold $187,000 principal of 7% secured promissory notes (“the notes”) and 500,000 Class A Common Stock purchase warrants (“the warrants”) (collectively “the securities”) for an aggregate purchase price of $170,000. The notes are due September 2007 and are secured by the Company’s assets. The warrants have an exercise price of $0.18 per share and a term of five years. In connection with the sale of the securities the Company issued as broker’s fees: (i) 83,111 common stock purchase warrants ($0.18 exercise price, five year term) and (ii) a promissory note in the amount of $14,963. In addition, the Company incurred legal fees of approximately $30,500 in connection with the sale of the securities.

Access to capital markets has historically been important to the Company. Depending on market conditions, the Company may issue registered or unregistered securities to raise capital to fund a portion of its operations.

Employees

As of March 31, 2007, the Company had no full-time employee and one part-time employee, it’s President, CEO and Interim CFO, Isidore Sobkowski. No employees are presently represented by any labor unions. We believe our relations with our employees to be good.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. “Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis subject to certain restrictions. The Company may adopt SFAS No. 159 at the beginning of 2008. The impact of the adoption of SFAS No. 159 will be dependent on the extent to which the Company elects to measure eligible items at fair value.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The Company is required to adopt SAB No. 108 by the end of 2007 and does not expect the adoption to have significant impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” Under SFAS No. 158, the Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of 2007. The Company does not expect the adoption of SFAS No. 158 to have a significant impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS No. 157 effective at the beginning of 2009.

In June 2006, the FASB issued Interpretation NO. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicated it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company is required to adopt FIN 48 effective at the beginning of 2008. The Company is evaluating the impact this statement will have on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As of March 1, 2007, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155. The Company is required to adopt SFAS No. 155 effective at the beginning of 2008.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The Company adopted SFAS No. 154 at the beginning of 2007. The adoption of SFAS No. 154 did not impact the Company’s results of operation and financial condition.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Estimates and judgments are based on historical experience, forecasted future events and various other assumptions that the Company believes to be reasonable under the circumstances. Estimates and judgments may vary under different assumptions or conditions. The Company evaluates its estimates and judgments on an ongoing basis. Management believes the accounting policies below are critical in the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments.

Contingencies: The Company is subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset been impaired and the amount of loss can re reasonably estimated. The Company accrues a liability and charges operations for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date.

Income Taxes: The Company is required to estimate its provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world. Estimates involve interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year. The Company is also required to evaluate the realizability of its deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires the assessment of the Company’s performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets. Realization of deferred tax assets is dependent on the Company’s ability to generate future taxable income.

Research and development: Costs related to the conceptual formulation and design of products and processes are expenses as research and development when incurred. Determining when product development is complete requires judgment by the Company. The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.

Stock-based compensation: Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value of the award and recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops its estimates based on historical data and market information which can change significantly over time. A small change in the estimates used can result in a relatively large change in the estimated valuation.

The Company will use the Black-Scholes option valuation model to value employee stock awards. The Company will estimate stock price volatility based on an average of its historical volatility and the implied volatility derived from traded options on the Company’s stock. Estimated option life and forfeiture rate assumptions will be derived from historical data. For stock based compensation awards with graded vesting that were granted after 2005, the Company will recognize compensation expense using the straight-line method.

Risk Factors

Our plans to significantly increase our sales have numerous risks.

We plan to significantly increase sales in future periods. As part of this plan we have formed a joint venture and made substantial investments in capital expenditures for equipment and new facilities as well as research and development. Our plans also require significant future investments in capital expenditures and research and development.

We rely on our senior management and will be harmed if any or all of them leave.

Our success is dependent on the efforts, experience and relationships of Isidore Sobkowski, President, Chief Executive Officer and Interim Chief Financial Officer. If he becomes unable to continue in that role, our business or prospects could be adversely affected.

Aprecia Lost Money For The Fiscal Year Ended June 30, 2006 And The Nine Months Ended March 31, 2007, And Losses May Continue In The Future.

For the Fiscal Year Ended June 30, 2006, Aprecia incurred a net loss of $210,104 and for the nine months ended March 31, 2007 incurred a loss of $526,907. We anticipate that we will in all likelihood have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan. Currently, we are dependent upon external financing to fund our operations. We have no assurance that any third party would lend us funds given our current financial condition. If such funds are not available we would likely curtail or discontinue entirely our operations. If we incur any problems in any of these scenarios, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.

The future success of our business will be dependent on continued market acceptance of our products and the development, introduction and marketing of new products.

The success of our business will depend on a number of factors, including:
•	Development of products that maintain a technological advantage over the products of our competitors;
•	Accurate prediction of market requirements and evolving standards and other requirements;
•	Timely completion and introduction of new products that satisfy customer requirements.

We may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of selling prices and per unit manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in facilities and capital equipment, research and development, and product and process technology. In addition to cash provided by operations, we have from time to time utilized external sources of financing. Access to capital markets has historically been very important to us. Depending on market conditions, we may issue registered or unregistered securities to raise capital to fund a portion of our operation. There can be no assurance that we will be able to generate sufficient cash flows to fund our operations, make adequate capital investments or access capital markets on acceptable terms, and an inability to do so could have a material adverse effect on our business and results of operations.

Our net operating carryforwards may be limited

Utilization of the tax benefits of these carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. The determination of the limitations is complex and requires significant judgment and analysis of past transactions. Accordingly, some portion or all of these carryforwards may not be available to offset any future taxable income.

New product development may be unsuccessful

We are developing new products that complement or traditional products or leverage their underlying design or process technology. We have made significant investments in product and process technologies and anticipate expending significant resources for new product development over the next several years. There can be no assurance that our product development efforts will be successful, that we will be able to cost-effectively develop these new products, that we will be able to successfully market.

An adverse determination that our products infringe the intellectual property rights of others could materially adversely affect our business, results of operations or financial condition.

As is typical in high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.

A court determination that our products processes infringe in intellectual property rights of others could result in significant liability and/or require us to make material changes to our products. We are unable to predict the outcome of assertions of infringement made against us. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

We have a number of patent and intellectual property license agreements. Some of these license agreements require us to make one time or periodic payments. We may need to obtain additional patent licenses or renew existing license agreements in the future. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms.

Economic and political conditions may harm our business

Global economic conditions and the effects of military or terrorist actions may cause significant disruptions to worldwide commerce. If these disruptions result in delays or cancellations of customer orders, a decrease in corporate spending on information technology or our inability to effectively market our products. Global economic conditions may also affect consumer demand for devices that incorporate our products. As a result, our business, results of operations or financial condition could be materially adversely affected.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Our international sales and operations are subject to a variety of risks, including:
•	Currency exchange rate fluctuations,
•	Political and economic instability,
•	Issues arising from cultural or language differences and labor unrest,
•	Longer payment cycles and greater difficulty in collecting accounts receivable, and
•	Compliance with trade and other laws in a variety of jurisdictions.

These factors may materially adversely affect our business, results of operations or financial condition.

Products that not meet specifications or that contain, or are perceived by our customers to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise materially adversely affect our business, results of operations or financial condition.

Because the design and production process for software products is highly complex, it is possible that we may produce products that do not comply with customer specifications, contain defects or are otherwise incompatible with end uses. If, despite design review, quality control and product qualification procedures, problems with nonconforming, defective or incompatible products occur after we have shipped such products, we could be adversely affected in several ways, including the following:
•	We may replace product or otherwise compensate customers for costs incurred or damages caused by defective or incompatible product, and
•	We may encounter adverse publicity, which could cause a decrease in sales of our products.

We expect to make future acquisitions where we believe it is advisable to enhance shareholder value. Acquisitions involve numerous risks, including:

•	Difficulties in integrating the operations, technologies and products of the acquired companies,
•	Increasing capital expenditures to upgrade and maintain facilities,
•	Increasing debt to finance any acquisition,
•	Diverting management’s attention from normal daily operations,
•	Managing larger operations and facilities and employees in separate geographic areas, and
•	Hiring and retaining key employees.

Mergers and acquisitions of high-technology companies are inherently risky, and future acquisitions may not be successful and may materially adversely affect our business, results of operations or financial condition.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Our common stock is currently traded on the Over-the-Counter Bulletin Board (the “OTCBB”) and Pink Sheets. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. This could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets, could cause the price of our common stock to fluctuate substantially.

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Penny stocks are stock:

•	With a price of less than $5.00 per share;
•	That are not traded on a “recognized” national exchange;
•	Whose prices are not quoted on a NASDAQ automated quotation system (NASDAQ-listed stock must still have a price of not less than $5.00 per share); or
•
Stock in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. these requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

Shareholders should be aware that, according to the United States Securities and Exchange Commission (the “SEC” or the “Commission”), the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Aprecia management is aware of the abuses that have occurred historically in the penny stock market. Although Aprecia does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to Aprecia’s securities.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer (one person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based upon that evaluation, the principal executive officer and principal financial officer (one person) concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer (one person), as appropriate, to allow timely decision regarding disclosure.

During the quarterly period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2006, the Company sold 4,510,000 shares of common stock valued at $451 to the founders of the Company. The proceeds were used for general working capital purposes.

Also in March 2006, the Company issued 9,700,000 shares of common stock valued at $970 for software development costs.

Also in March 2006, the Company sold 2,083,333 shares of common stock to a private investor for $50,000, and paid cash commissions of $5,000. The proceeds were used for general working capital purposes.

In October 2006, the Company completed a private placement of 468,264 shares of its common stock for gross proceeds of $56,192, which were used for general working capital purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits pursuant to Regulation S-K:

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

3.1	Articles of Incorporation	Incorporated by Reference to the Registration Statement on Form SB-2 filed on November 13, 2006 (File No. 333-138625).

3.2	Bylaws	Incorporated by Reference to the Registration Statement on Form SB-2 filed on November 13, 2006 (File No. 333-138625).

4.1	Securities Purchase Agreement dated March 10, 2006 by and between the Company and Alpha Capital Aktiengesellschaft, Double U Master Fund LP, Tobanna Enterprises Corp., and CMS Capital	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

4.2	7% Convertible Debenture dated March 10, 2006 issued to Alpha Capital Aktiengesellschaft	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

4.3	Registration Rights Agreement dated March 10, 2006 by and between the Company and Alpha Capital Aktiengesellschaft, Double U Master Fund LP, Tobanna Enterprises Corp., and CMS Capital	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

4.4
Security Agreement dated March 10, 2006 by and between the Company and Alpha Capital Aktiengesellschaft, Double U Master Fund LP, Tobanna Enterprises Corp., and CMS Capital and Michael Hartstein, as collateral agent
Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

4.5
Collateral Agent Agreement dated March 10, 2006 by and between the Company and Alpha Capital Aktiengesellschaft, Double U Master Fund LP, Tobanna Enterprises Corp., and CMS Capital and Michael Hartstein, as collateral agent
Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

4.6	7% Convertible Debenture dated March 10, 2006	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

4.7	7% Convertible Debenture dated March 10, 2006	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

4.8	7% Convertible Debenture dated March 10, 2006	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

10.1	Asset Purchase Agreement by and between Isidore Sobkowski and the Company dated March 6, 2006	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

10.2	Voting Agreement by and between Michael Hartstein, Solomon Lax and Isidore Sobkowski	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

31.1	Certification of President and Chief Executive Officer (one person) pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act	Provided Herewith

32.1	Certification of President and Chief Executive Officer (one person) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided Herewith

  b.  Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

APRECIA, INC.

May 21, 2007	By: /s/ Isidore Sobkowski
Isidore Sobkowski, President, Chief Executive Officer and Interim Chief Financial Officer