Form 10KSB
period 2007-06-30
APRECIA INC
filed 2007-12-13
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR SECTION 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____

Commission file number 000-51968

APRECIA, INC.
(Exact Name of Small Business Issuer in Its Charter)

Delaware	1177 High Ridge Road, Stamford, CT 06905	20-4378866
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices) (zip code)	(IRS Employer Identification No.)

Issuer's telephone number: (203) 321-1285

Securities registered under Section 12(b) of the Exchange Act
NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No ☐

For the year ended June 30, 2007, the issuer reported no revenues. The registrant’s equity was not publicly traded during the period covered by this Report and therefore the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business June 30, 2007 cannot be ascertained.

As of June 30, 2007, the registrant had 16,761,597 shares of Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

Some of the statements under “business”, “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-KSB constitute forward-looking statements. These statements relate to future events or our strategy, future operations, future financial position, future revenues, projected costs, prospects, and the plans and objectives of management and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals. Actual events or results may differ materially. We undertake no obligation to update any of the forward-looking statements after the date of this Annual Report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Overview

Aprecia Inc., (“we”, “Aprecia”, or the “Company”) was formed to become a leading edge provider of applied artificial intelligence solutions for thoroughbred and lottery applications. We developed MonitorPlus, an analysis tool designed to help the thoroughbred racing and lottery industry by providing alerts when potential wagering fraud or money laundering is detected. We have marketed our products through a partner/distributor primarily to regulatory bodies. Our success was largely dependent on the market acceptance of MonitorPlus, efficient utilization of our infrastructure, successful ongoing development of advanced process technologies and generation of sufficient return on research and development investments. Because of our inability to satisfy these objectives, we have substantially curtailed our operations and there is substantial doubt about our ability to continue as a going concern. As a result, we have explored strategic and financial alternatives, including a sale of the Company. However, at this time, there is no assurance that we will be successful in our efforts to sell Aprecia or obtain additional financing to fund our operations.

We were incorporated in the State of Delaware in December 2005.

On March 6, 2006, we entered into an Asset Purchase Agreement (the “APA”) with Isidore Sobkowski. Upon entering into the APA, Mr. Sobkowski was appointed as an executive officer of the Company. Pursuant to the APA, we acquired certain assets from Mr. Sobkowski relating to software based on open source induction technology designed to enable the automatic discovery of patterns and the automatic creation of rules for raw data (the “Assets”). In consideration of the purchase and sale of the Assets, we issued to Mr. Sobkowski 9,700,000 shares of common stock.

Also on March 6, 2006, Isidore Sobkowski (our sole executive officer and a director), Solomon Lax (a director) and a shareholder of our company, which collectively hold approximately 76% of our outstanding shares of common stock, entered into a Shareholder Voting Agreement. Each of the parties agreed to vote their shares for one director proposed by Mr. Sobkowski, one director proposed by Mr. Lax and one director jointly proposed by Mr. Sobkowski and Mr. Lax. Further, each party to the Shareholder Voting Agreement may only sell an amount of shares equal to 1% of the total outstanding per quarter unless the other two parties consent to a sale in excess of 1% of the total outstanding assuming such sale is legally valid.

Industry Background

Because of the many jobs created by the thoroughbred racing industry, the industry provides the only form of wagering in the United States that enjoys an exemption from federal laws that prohibit “wire wagering”. For example, a wager can legally be placed on a horse race via the Internet. Wagering on thoroughbred racing is currently permitted in a majority of U.S. states. However, the Company’s management believed that the current lack of a cyber wagering security framework threatened the thoroughbred racing industry’s unique wagering franchise. Illegal wagering activity in recent years, notably the Breeders’ Cup scandal in November 2002, has raised awareness of the need for a more secure wagering environment. There are several different ways to wager on thoroughbred racing. In addition to live on track wagering, most racetracks allow wagers to be placed on simulcast races that occur at other tracks. For example, for a given race, it might be possible to place a wager at Belmont Park in New York City for a race that is taking place at Hollywood Park in Los Angeles. Wagers can also be placed at numerous Off Track Betting (“OTB”) parlors around the country. Finally, the Internet is increasingly serving as a venue for thoroughbred racing wagering. The increase in remote and cyber wagering presents a challenge to both the security and integrity of the thoroughbred racing industry. As new technologies such as handheld wireless wagering devices are introduced, the demand for security solutions is expected to grow.

Products and Technology

MonitorPlus was built to enhance cyber security in the thoroughbred industry by allowing security scenarios to be applied to wagering activity and then issuing alerts for suspect activity; such as for fraud detection and anti-money laundering. MonitorPlus receives wagering information from external sources such as a database of historical wagers and then evaluates such information. Once a fraudulent wagering scenario has been created and a source of wagering data has been attached, MonitorPlus is able to analyze wagering activity data and produce alerts. MonitorPlus is based on proven open source induction technology. MonitorPlus is comprised of two main functional components: a scenario builder and a scenario execution engine. In addition to wager activity analysis, MonitorPlus allows analysts to create “what-if” scenarios. For what-if scenarios, analysts are able to specify a test set of security rules (a “test scenario”) and view test alerts.

Marketing and Distribution

We intended to generate revenue through (i) the licensing of our technology to parties engaged in the regulation of the thoroughbred racing industry, and (ii) the licensing of our technology to third parties which were expected to develop and sell specifically tailored software solutions for customers based on our technology. However, we were unable to enter into any meaningful agreement for the sale or license of our technology and as a result our operations were not profitable. We had planned to introduce MonitorPlus to the thoroughbred industry as an entry point into the marketplace, and then planned to develop complementary products based on MonitorPlus. However, we were unable to do either. In addition to the thoroughbred racing market, we believes that there were other potential markets for our technology, including industries that could benefit from pattern detection of security breaches, attempted cyber fraud, and cyber risks. We expected to offer up to three additional targeted products during 2006-2009 that were designed to serve the lottery, casino, banking and homeland security industries. In addition, we had explored possible acquisitions in order to facilitate the growth of the Company and our proposed product offerings. However, we were unable to do either and as of the date of this Report, there remains substantial doubt as to likelihood of our accomplishing either goal.

Government Regulation

Thoroughbred racing and wagering is permitted in a majority of U.S. States (“U.S. Racing States”). Each U.S. Racing State regulates racing and wagering independently. Canada regulates racing and wagering on the federal level. The Association of Racing Commissioners International (“RCI”) is an association whose members include the regulators of U.S. Racing States and Canada.

Intellectual Property

The MonitorPlus application was designed as an industry specific application of open source induction technology for fraud detection in the thoroughbred industry. Proprietary design for user screens and user interaction were under construction but never completed. The underlying algorithm for induction is open source. The Company never applied for patent protection and has no intention of doing do.

Research and Development

Under the direction of Mr. Sobkowski, research and development was outsourced to TeraCode, Inc. of Waltham, Massachusetts. TeraCode maintains an offshore development facility in Buenos Aires, Argentina. Under contract, TeraCode provided a team of developers for the MonitorPlus project. However, as of the date of this Report, no services are currently being provided to the Company by TeraCode and we have no plans to re-engage TeraCode.

Competition

As of the date of this Report, we are unaware of any comparable, commercially available products in the thoroughbred racing industry. Potential competition could come from home grown systems created by industry stakeholders such as racetracks or industry associations.

Risk Management

We believed that risk mitigation is a proactive function that preserves asset value if properly executed. Accordingly, we had established policies, procedures and risk limits to balance the risk/reward relationship of physical and financial assets, and we took a disciplined approach to the execution of these policies to assist in achieving value preservation. Nonetheless, we were unable to preserve the value of our assets and there is substantial doubt as to our ability to continue as a going concern.

Employees

As of June 30, 2007, we had no full-time employees and one part-time employee, our President, CEO and Interim CFO, Isidore Sobkowski. No employees are presently represented by any labor unions. Our relations with Mr. Sobkowski are good.

Subsequent Events

Related Party Transactions

In September 2007, we agreed to provide our CEO, Mr. Sobkowski, with a full release from all non-compete and non-solicitation clauses in his agreements, either written and oral, and either explicit and implied, in exchange for full settlement of any outstanding debts owed to him that are unpaid. In addition, we granted the CEO a non-exclusive, worldwide, royalty-free right and license to use the MonitorPlus software source code, and all derivative works therof, in return for agreement to render reasonable assistance in the winding-down of the Compnay’s original business plans. That winding-down continues as of the date of this Report.

As of the date of this Report, we are attempting to sell the Company; however, we can offer no assurances that we will be successful, or, if we are successful, what the terms of such sale will be.

ITEM 2. DESCRIPTION OF PROPERTY

In order to reduce start-up costs, we are structured as a virtual company. As such, we do not currently own or rent any real estate property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Untied States Securities and Exchange Commission (the “SEC”) declared our first and only registration statement on Form SB-2 effective on January 29, 2007, and the National Association of Securities Dealers (the “NASD”) approved our Form 15c2-11 and granted us the stock symbol “ACIA.OB” on Feb 9, 2007. While there were originally three market makers for our common stock at such time, no public trading market for our common stock ever developed and one does not exist at the time of this Report, nor can we offer any assurance that such a market will ever exist.

As of June 30, 2007, there were approximately 55 holders of record of our common stock.

Dividends

We have never paid any dividends to our equity holders. We has intended to retain our earnings, if any were ever generated, to support the development of the business and therefore did not anticipate paying cash dividends. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Equity Compensation Plans

As of June 30, 2007, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Currently, there are no compensation plans in effect under which our equity securities are authorized for issuance that were adopted without the approval of security holders.

During the quarter ended June 30, 2007, we did not repurchase any shares as part of any publicly announced plans or programs or otherwise.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

Results of Operations

Overview

We had partnered with ESI Integrity Inc. so that Aprecia’s MonitorPlus artificial intelligence based transactional analysis capability would integrate into ESI’s industry-leading Integrity product to provide alerting of suspicious patterns and activity. The combined technologies would have had the potential to assist gaming operators and regulators in controlling the risks associated with fraud and money laundering as it is related to gaming and lottery. However, this partnership did not develop as we had planned and consequently there is substantial doubt as to our ability to continue as a going concern.

In an attempt to maximize returns from investments in research and development (“R&D”), we subcontracted our development work to third parties. To be successfully incorporated in customers’ end products, we would have had to offer qualified solutions at a time when customers were developing their design specifications for their end products. We would have also had to make significant investments in R&D to expand our product offering and develop leading-edge products and process technologies to demonstrate advanced functionality and performance to the end user. Notwithstanding our considerable efforts, these objectives were never achieved.

Revenues

We have not generated revenues from planned principal operations and we are considered a development stage company as defined in Statement of Financial (“SFAS”) No. 7. We originally had planned on becoming involved in the business of identifying money laundering in various sporting venues, but have since dropped such plans and are now seeking to sell the Company or obtain additional financings. However, there is no assurance that we will achieve either goal.

We intended to generate revenue through (i) the licensing of our technology to parties engaged in the regulation of the thoroughbred racing industry, and (ii) the licensing of our technology to third parties which were expected to develop and sell specifically tailored software solutions for customers based on our technology. However, we were unable to enter into any meaningful agreement for the sale or license of our technology and as a result our operations were not profitable. We had planned to introduce MonitorPlus to the thoroughbred industry as an entry point into the marketplace, and then planned to develop complementary products based on MonitorPlus. However, we were unable to do either. In addition to the thoroughbred racing market, we believes that there were other potential markets for our technology, including industries that could benefit from pattern detection of security breaches, attempted cyber fraud, and cyber risks. We expected to offer up to three additional targeted products during 2006-2009 that were designed to serve the lottery, casino, banking and homeland security industries. In addition, we had explored possible acquisitions in order to facilitate the growth of the Company and our proposed product offerings. However, we were unable to do either and as of the date of this Report, there remains substantial doubt as to likelihood of our accomplishing either goal.

Costs and Expenses

Costs and expenses were $486,440 for the year ended June 30, 2007 compared to $154,378 for the year ended June 30, 2006, and consisted primarily of officer’s compensation and software development. Costs and expenses for the period December 15, 2005 (inception) to June 30, 2007 was $640,818.

Going Concern

We incurred net losses of $233,385 for the three months ended September 30, 2007, and $1,206,475 for the period December 15, 2005 (inception) to September 30, 2007. In addition, we have a working capital deficiency of $958,757 and a stockholders' deficiency of $915,977 at September 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

There can be no assurance that sufficient funds required for us to sustain operations will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

We are attempting to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. There can be no assurances that we will be able to raise the additional funds we requires.

Our Management continues to meet operating deficits primarily through short-term borrowings and is attempting to utilize other debt and dilutive and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

Accordingly, as of the date of this Report, we are attempting to sell the Company; however, we can offer no assurances that we will be successful, or, if we are successful, what the terms of such sale will be.

Financing Activities

In March 2006, we entered into a Securities Purchase Agreement dated as of March 10, 2006, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), of 7% Convertible Debentures in the principal amount of $500,000. Accrued interest on the convertible debentures as of June 30, 2007 was $45,694. The debentures are collateralized by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets. The debentures mature 24 months from the closing. The debentures are convertible at the option of the holder into our common stock at the rate of $0.12 per share. Expenses incurred in connection with the private offering of the debentures were $185,000. Such expenses are carried as deferred finance costs and are being amortized over the term of the debt.

In May 2007, we sold $187,000 principal of 7% secured promissory notes (the “Notes”) and 500,000 Class A Common Stock purchase warrants (the “Warrants”) (collectively, the “Securities”) for an aggregate purchase price of $170,000. The Notes are due September 2007 and are secured by the Company’s assets. The Warrants have an exercise price of $0.18 per share and a term of five years. In connection with the sale of the Securities, we issued as broker’s fees: (i) 83,111 common stock purchase warrants ($0.18 exercise price, five year term) and (ii) a promissory note in the amount of $14,963. In addition, we incurred legal fees of approximately $30,500 in connection with the sale of the Securities.

Access to capital markets has historically been important to us. Depending on market conditions, we may issue registered or unregistered securities to raise capital to fund a portion of our operations. However, as of the date of this Report, we are attempting to sell the Company but can offer no assurances that we will be successful, or, if we are successful, what the terms of such sale will be.

Liquidity and Capital Resources

  As of June 30, 2007, we had $60,624 in cash and equivalents. This balance was insufficient to satisfy our cash requirements for the remainder of 2007 and as such we have had to obtain short-term financing from third parties. However, such funding is insufficient to fund the Company as a going concern and as such we must obtain additional funding in a very short period of time, sell the Company or cease operations. Our inability to achieve these objectives will have a material adverse effect on our operations and finances. If we issue additional equity and/or debt securities to meet our future capital requirements, the terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings may contain restrictive covenants negatively affecting our stockholders. As of the date of this Report, we have no plans to issue additional equity and/or debt securities and instead we are attempting to sell the Company. However, we can offer no assurances that we will be successful, or, if we are successful, what the terms of such sale will be.

Off- Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Inflation and Seasonality

The effect of inflation on our revenue and operating results was not significant. Our business is not seasonal.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires our Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Estimates and judgments are based on historical experience, forecasted future events and various other assumptions that the Company believes to be reasonable under the circumstances. Estimates and judgments may vary under different assumptions or conditions. We evaluate our estimates and judgments on an ongoing basis. Management believes the accounting policies below are critical in the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments.

Contingencies

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

Income Taxes

The Company is required to estimate its provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world. Estimates involve interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year. The Company is also required to evaluate the realizability of its deferred tax assets on an ongoing basis in accordance with GAAP, which requires the assessment of the Company’s performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets. Realization of deferred tax assets is dependent on the Company’s ability to generate future taxable income.

Research and Development

Costs related to the conceptual formulation and design of products and processes are expenses as research and development when incurred. Determining when product development is complete requires judgment by the Company. The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.

Stock-based Compensation

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

Recently Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis subject to certain restrictions. The Company may adopt SFAS No. 159 at the beginning of 2008. The impact of the adoption of SFAS No. 159 will be dependent on the extent to which the Company elects to measure eligible items at fair value.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The Company is required to adopt SAB No. 108 by the end of 2007 and does not expect the adoption to have significant impact on the Company’s financial position or results of operations.

Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” Under SFAS No. 158, the Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of 2007. The Company does not expect the adoption of SFAS No. 158 to have a significant impact on its financial position or results of operations.

Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS No. 157 effective at the beginning of 2009.

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

On February 16, 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect its adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

SFAS 156. On March 31, 2006 the FASB issued its Statement of Financial Accounting Standards 156 to amend FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” FAS 156 requires an entity to recognize a servicing asset or servicing liability on its statement of financial position each time it undertakes an obligation to service a financial asset. FAS 156’s required effective date of adoption is for the first fiscal year beginning after September 15, 2006. We do not expect adoption of this standard will have a material impact on our financial position, operations or cash flows.

Risk Factors

There Is Substantial Doubt As to Our Ability to Continue As a Going Concern Absent The Company Being Sold.

As of June 30, 2007, we had $60,624 in cash and equivalents. This balance was insufficient to satisfy our cash requirements for the remainder of 2007 and as such we have had to obtain short-term financing from third parties. However, such funding is insufficient to fund the Company as a going concern and as such we must obtain additional funding in a very short period of time, sell the Company or cease operations. As of the date of this Report, Management believes that the only viable option for the Company is to sell Aprecia to a third party and as such we have started to market the Company for sale. However, we can offer no assurance that such effort will be success, of if we do indeed sell the Company, what the terms of such sale would be. Absent the successful sale of the Company, Management believes that we would have to cease operations, liquidate the Company and/or file for bankruptcy, all of which would have a material adverse effect on the Company, its business, operations, finances and common stock.

We Lost Money For The Fiscal Year Ended June 30, 2007 And Since Inception, And Losses Will Continue In The Future Unless We Sell The Company.

For the fiscal year ended June 30, 2007, we incurred a net loss of $762,986 and for the period December 15, 2005 (inception) to June 30, 2007, we incurred a net loss of $973,090. We anticipate that we will have to rely on external financing for all of our capital requirements. Future losses will continue unless we successfully implement our business plan or sell the Company. Currently, we are dependent upon external financing to fund our operations. We have no assurance that any third party will lend us funds given our current financial condition. If such funds are not available, we will discontinue entirely our operations unless we can sell the Company. If we incur any problems in any of these scenarios, we will experience significant liquidity and cash flow problems and will have to cease operations unless we can sell the Company.

We Rely On Our CEO And Will Be Harmed If He Leaves.

Our ability to continue as a going concern until we are able to sell the Company is largely dependent on the efforts of Isidore Sobkowski, our President, Chief Executive Officer and Interim Chief Financial Officer. If he becomes unable or unwilling to continue in that role, our prospects for a successful sale will be adversely affected.

We Are Not Able To Generate Sufficient Cash Flows To Fund Our Operations And Make Adequate Capital Investments.

Our cash flow from operations depends primarily on the volume of selling prices and per unit manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, the Company would had to have made significant capital investments in facilities and capital equipment, research and development, and product and process technology. We have from time to time utilized external sources of financing. Access to capital markets has historically been very important to us. Depending on market conditions, we had planned to issue registered or unregistered securities to raise capital to fund a portion of our operations. However, given our current situation, we are unable to generate sufficient cash flows to fund our operations, make adequate capital investments or access capital markets on acceptable terms, and this inability to do so will have a material adverse effect on our business and results of operations unless we can sell the Company.

There Currently Is No Public Trading Market For Our Common Stock.

From inception, there has been no public trading market for our common stock and there can be no assurance that an active trading market for our common stock will ever develop. This could adversely affect shareholders’ ability to sell the Company’s common stock in short time periods, or possibly at all. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets, could cause the price of our common stock to fluctuate substantially.

Our Net Operating Carryforwards May Be Limited.

Utilization of the tax benefits of these carry-forwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. The determination of the limitations is complex and requires significant judgment and analysis of past transactions. Accordingly, some portion or all of our carry-forwards may not be available to offset any future taxable income.

Product Development Is Not Possible At This Time.

We had planned to develop new products that complemented our traditional products or leveraged our underlying design or process technology. However, we were unable to make significant investments in our product and process technologies. In light of our present financial problems and the lack of capital, we are not able to further develop MonitorPlus or any other products unless and until such funding is secured or the Company is sold. At this time, we cannot offer any assurances that either will occur.

Our Common Stock Is Deemed To Be “Penny Stock”, Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements.

Although shares of our common stock have never traded in the public markets and we can offer no assurances that it ever will, our common stock is nonetheless deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Penny stocks are stock:

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

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. these requirements may reduce the potential market for the Company’s common stock by reducing the number of potential investors. This may make it more difficult for investors in the Company’s common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses.

Our Management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, Management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

ITEM 7. FINANCIAL STATEMENTS & SUPPLEMENTAL INFORMATION

INDEX TO CONDENSED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Aprecia, Inc.

We have audited the accompanying balance sheet of Aprecia, Inc. (a Development Stage Company) (“the Company”) as of June 30, 2007 and the related statements of operations, stockholders’ deficiency and cash flows for the year ended June 30, 2007, the period December 15, 2005 (inception) to June 30, 2006 and the period December 15, 2005 (inception) to June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aprecia, Inc. at June 30, 2007, and the results of its operations and its cash flows for for the year ended June 30, 2007, the period December 15, 2005 (inception) to June 30, 2006 and the period December 15, 2005 (inception) to June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses since inception, has had no revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
November 15, 2007

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2007

ASSETS
Current Assets:

Cash and Cash Equivalents	$60,624

Total Current Assets	60,624

Property and Equipment, Net	1,908

Deferred Finance Costs, Net	93,812

Total Assets	$156,344

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Convertible Debentures	$500,000
Notes Payable, Net of Unamortized Discount of $37,654	164,306
Accrued Expenses	146,252
Accrued Liquidated Damages	106,667
Accrued Interest	62,737

Total Current Liabilities	979,962

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-
Common Stock, $.0001 par value; 250,000,000 shares authorized, 16,761,597 issued and outstanding	1,676
Additional Paid-In Capital	153,822
Deferred Finance Costs, Net	(6,026)
Deficit Accumulated During the Development Stage	(973,090)

Total Stockholders’ Deficiency	(823,618)

Total Liabilities and Stockholders’ Deficiency	$156,344

The accompanying notes are an integral part of these financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	For the Year Ended June 30, 2007		For the Period December 15, 2005 (Inception) to June 30, 2006		For the Period December 15, 2005 (Inception) to June 30, 2007
Net Revenues		$-		$-	$-

Costs and Expenses:
Officer’s Compensation		180,000		60,000	240,000
Software Development		167,415		47,570	214,985
Other General and Administrative Expenses		139,025		46,808	185,833

Total Costs and Expenses		486,440		154,378	640,818

Loss from Operations		(486,440)		(154,378)	(640,818)

Other Expenses:
Amortization of Deferred Finance Costs		(112,012)		(28,264)	(140,276)
Amortization of Deferred Debt Discount		(22,592)		-	(22,592)
Interest Expense		(51,942)		(10,795)	(62,737)
Liquidated Damages		(90,000)		(16,667)	(106,667)

Total Other Expenses		(276,546)		(55,726)	(332,272)

Net Loss	$	(762,986)	$	(210,104)	$(973,090)

Weighted Average Common Shares
Outstanding - Basic and Diluted		16,603,798		15,978,767

Net Loss Per Common Share		$(.05)		$(.01)

The accompanying notes are an integral part of these financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD DECEMBER 15, 2005 (INCEPTION) TO JUNE 30, 2007

	Preferred Stock		Common Stock		Additional Paid-In	Deferred Finance	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total
Common Stock Issued to Founders	-	$-	4,510,000	$451	$-	$-	$-	$451

Common Stock Issued for Software
Development - at Par Value	-	-	9,700,000	970	-	-	-	970

Common Stock Issued to a Private
Investor - at $.024 Per Share	-	-	2,083,333	208	49,792	-		50,000

Commissions on Sale of Common Stock	-	-	-	-	(5,000)	-		(5,000)

Net Loss for the Period	-	-	-	-	-	-	(210,104)	(210,104)

Balance - Julne 30, 2006	-	-	16,293,333	1,629	44,792	-	(210,104)	(163,683)

Common Stock Issued Pursuant to a
Private Placement at $.12 Per Share	-	-	468,264	47	56,143	-	-	56,190

Common Stock Warrants Issued as
Deferred Finance Costs on Note
Payable - 83,111 at $.116 Per Warrant	-	-	-	-	9,641	(9,641)	-	-

Debt Discount on Loan Payable	-	-	-	-	43,246	-	-	43,246

Amortization of Deferred Finance Costs	-	-	-	-	-	3,615	-	3,615

Net Loss For the Year Ended June 30, 2007	-	-	-	-	-	-	(762,986)	(762,986)

	$-	$-	16,761,597	$1,676	$153,822	$(6,026)	$(973,090)	$(823,618)

The accompanying notes are an integral part of these financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	For the Year Ended June 30, 2007	For the Period December 15, 2005 (Inception) to June 30, 2006		For the Period December 15, 2005 (Inception) to June 30, 2007

Cash Flows from Operating Activities:
Net Loss	$(762,986)	$	(210,104)	$(973,090)
Adjustments to Reconcile Net Loss to
Net Cash (Used) in Operating Activities:
Amortization of Debt Discount	22,592		-	22,592
Amortization of Deferred Finance Costs	112,012		28,264	140,276
Depreciation Expense	954		-	954
Common Stock Issued for Software Development	-		970	970
Changes in Assets and Liabilities:
Increase in Accrued Expenses	117,770		28,482	146,252
Increase in Accrued Interest	62,737		-	62,737
Increase in Accrued Liquidated Damages	90,000		16,667	106,667

Net Cash (Used) in Operating Activities	(356,921)		(135,721)	(492,642)

Cash Flows from Investing Activities:
Purchase of Equipment	(2,862)		-	(2,862)

Net Cash Used by Investing Activities	(2,862)		-	(2,862)

Cash flows from Financing Activities:
Decrease in Stock Subscription Receivable	451		-	451
Proceeds from Issuance of Convertible
Debentures	-		500,000	500,000
Proceeds from Issuance of Notes Payable	170,000		-	170,000
Payments of Finance Costs	(30,513)		(185,000)	(215,513)
Proceeds from Issuance of Common
Stock	56,190		50,000	106,190
Expense on Sale of Common Stock	-		(5,000)	(5,000)

Net Cash Provided by Financial Activities	196,128		360,000	556,128

Increase (Decrease) in Cash	(163,655)		224,279	60,624

Cash - Beginning of Period	224,279		-	-

Cash - End of Period	$60,624		$224,279	$60,624

The accompanying notes are an integral part of these financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Continued)

	For the Year Ended June 30, 2007	For the Period December 15, 2005 (Inception) to June 30, 2007	For the Period December 15, 2005 (Inception) to June 30, 2007

Supplemental Cash Flow Informaiton:
Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$250	$250

Supplemental Non-Cash Financing Activities:
Subscription Receivable on Sale of Common Stock	$-	$451	$451

Common Stock Warrants Issued as
Deferred Finance Costs	$9,641	$-	$9,641

Debt Discount Attributable to Common
Stock Warrants on Notes Payable	$43,246	$-	$43,246

Note Payable Issued as Payment of
Deferred Finance Costs	$14,960	$-	$14,960

The accompanying notes are an integral part of these financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Organization

Aprecia, Inc. (the “Company”), was incorporated on December 15, 2005 under the laws of the State of Delaware. The Company has selected June 30 as its fiscal year end.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company originally had planned on becoming involved in the business of identifying money laundering in various sporting venues. It has since dropped such plans and is now seeking other business opportunities but has not yet identified any such opportunity. There is no assurance, however, that the Company will achieve its objectives or goals.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company utilizes the accrual method of accounting.

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the year ended June 30, 2007, or for the period December 15, 2005 (inception) through June 30, 2006.

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

Loss Per Share

The compution of loss per share is based on the number weighted average of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as the effect of potentially dilutive securities (convertible debentures - 4,166,667 shares and common stock warrants - 583,111 at June 30, 2007 and convertible debentures was - 4,166,667 shares at June 30, 2006) are anti-dilutive.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The carrying value of cash, notes payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

Software Development

Software development costs are charged to expense as incurred. The Company incurred software development costs of $167,415 during the year ended June 30, 2007, and $47,570 for the period December 15, 2005 (inception) through June 30, 2006.

Reclassifications

Certain items in these financial statements have been reclassified to conform to the current period presentation.

Recently Enacted Accounting Standards

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company has considered the SAB 108 to be not material.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent with comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s year ended 2008, although early adoption is permitted. The Company is assessing potential effects of SFAS 157 on its financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 -  Going Concern

The Company incurred net losses of $762,986 for the year ended June 30, 2007, and $210,104 for the period December 15, 2005 (inception) to June 30, 2006. In addition, at June 30, 2007 the Company has a working capital deficiency of $919,338 and a stockholders’ deficiency of $823,618. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additonal funds, either in the form of debt or equity or some combination thereof. In addition, the Company is seeking other business opportunities but has not yet identified any such opportunity. There can be no assurances that the Company will be able to raise the additional funds it requires.

NOTE 3 -  Convertible Debentures

The Company entered into a Securities Purchase Agreement dated as of March 10, 2006, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), of 7% Convertible Debentures in the principal amount of $500,000. Accrued interest on the convertible debentures as of June 30, 2007 was $45,694. The debentures are collateralized by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets.

The debentures mature 24 months from the closing. The debentures are convertible at the option of the holder into the Company’s common stock at the rate of $.12 per share. Expenses incurred in connection with the private offering of the debentures were $185,000. Such expenses are carried as deferred finance costs and are being amortized over the term of the debt.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 -  Convertible Debentures (Continued)

Since a registration statement covering the underlying common stock was not filed within 90 days, the Company is required to pay liquidated damages of 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. Accordingly, the Company has accrued $106,667 in liquidated damages and $12,100 interest on the liquidated damages as of June 30, 2007.

NOTE 4 - Note Payable

In May 2007, the Company sold $187,000 principal of 7% secured promissory notes (the “Notes”) and 500,000 Class A Common Stock purchase warrants (the “Warrants”) (collectively, the “Securities”) for an aggregate purchase price of $170,000. The Notes are due September 2007 and are secured by the Company’s assets. The Warrants have an exercise price of $.18 per share and a term of 5 years. In connection with the sale of the Securities, the Company issued as broker’s fees: (i) 83,111 common stock purchase warrants ($.18 exercise price, five year term) and (ii) a promissory note in the amount of $14,963. In addition, the Company incurred legal fees of approximately $30,500 in connection with the sale of the Securities. These costs are being amortized over the life of the related debt.

NOTE 5 -  Common Stock

In March 2006, the Company sold 4,510,000 shares of common stock valued at $451 to the founders of the Company.

In March 2006, the Company issued 9,700,000 shares of common stock valued at $970 for software development costs.

In March 2006, the Company sold 2,083,333 shares of common stock to a private investor for $50,000, and paid cash commissions of $5,000.

In October 2006, the Company completed a private placement involving 468,264 shares of its common stock for gross proceeds of $56,190.

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

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - Related Party Transactions

Included in accrued expenses at June 30, 2007 is accrued officer’s compensation of $90,000.

NOTE 8 - Commitments and Contingencies

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

NOTE 9 - Income Taxes

At June 30, 2007, the Company had net operating loss carry forwards for federal tax purposes of approximately $1,000,000 which are available to offset future taxable income, if any, through 2026. Under Federal Tax Law IRC Section 382, certain significant changes may restrict the utilization of these loss carry-forwards.

At June 30, 2007, the Company had a deferred tax asset of approximately $340,000 representing the benefit of its net operating carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation of allowance of approximately $340,000.

NOTE 10 - Subsequent Events

Related Party Transactions

In September 2007 the Company agreed to provide its CEO with a full release from all non-compete and non-solicitation clauses in their agreements, either written and oral, and either explicit and implied, in echange for full settlement of any outstanding debts owed to the CEO that are unpaid. In addition, the Company granted the CEO a non-exclusive, worldwide, royalty-free right and license to use the Monitor Plus software source code, and all derivative works therof, in return for agreement to render reasonable assistance in the winding down of the Compnay’s original business plans.

ITEM 8. Changes In and Disagreements with Accountant on Accounting and Financial Disclosure

None.

ITEM 8A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer (one person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the principal executive officer and principal financial officer (one person) concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer (one person), as appropriate, to allow timely decision regarding disclosure.

During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. Other Information

None.

PART III.

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance: Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following persons are our executive officers and directors and hold the offices set forth opposite their names.

Name	Age	Position

Isidore Sobkowski	50	President, Chief Executive Officer, Interim Chief Financial Officer and Director

Solomon Lax	47	Director

Directors and Executive Biographies

Isidore Sobkowski. Mr. Sobkowski was the lead cyber security consultant at the National Thoroughbred Racing Association. An expert in the areas of artificial intelligence, predictive software and cyber security, Mr. Sobkowski served on the Board of Directors and as a Member of the Audit Committee of Astea International from June 2000 through January 2004. He also serves as founder, President and Chief Executive Officer of Self Service Technologies. Previously, he led a number of successful technology companies, including Professional Help Desk (“PHD”). Upon PHD’s acquisition by Computer Associates, Mr. Sobkowski was employed as a Division Vice President at Computer Associates. A published author and international speaker, Mr. Sobkowski received Bachelors and Masters of Science degrees in Computer Science from The City University of New York as well as a professional certification in Artificial Intelligence from New York University.

Solomon Lax. Since 1998, Mr. Lax has been a partner in CS Capital Partners LLC, an early stage venture capital firm. Since 2000 through 2006, Mr. Lax served as a member of the Board of Directors of Home Décor Products, an internet retailer. Since 2006, Mr. Lax has served as Chief Executive Officer of Grace American Capital, LLC, a specialty finance company. Mr. Lax has also been a principal in Cato Capital LLC, a registered broker dealer, since 2006.

Board of Directors

Our Board of Directors (“Board”) are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. Both of the directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Each of our directors currently receives no compensation for their service on our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that a company’s directors and certain of its officers file reports of ownership and changes of ownership of such company’s common stock with the SEC. Based solely on copies of such reports provided to us, we believe that all directors and officers filed on a timely basis all such reports required of them with respect to stock ownership and changes in ownership during 2007.

Code of Ethics

Our Board has not adopted a code of ethics that applies to all of our directors, employees and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Committees

Since inception, we have never had any audit committee or any other committee of the Board.

ITEM 10. Executive Compensation

The following table summarizes the compensation paid to our Chief Executive Officer and the two other most highly compensated executive officers for services rendered in all capacities to us during the years ended June 30, 2006 and 2007.

	Long-Term Compensation
	Annual Compensation					Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Isidore Sobkowski	2007	180,000	(1)	0	0	0	0	0	0	91,995
	2006	60,000		0	0	0	0	0	0	60,000

(1) Of this amount, $90,000 was paid in cash and the remainder represents accrued salary, which was ultimately contributed to paid-in capital on September 30, 2007.

As of June 30, 2007, we have not entered into any employment agreements with Mr. Sobkowski or any other individual.  Mr. Sobkowski is not currently receiving any compensation from the Company in exchange for his services, however, he is reimbursed for out of pocket expenses he incurs in providing services to the Company

Outstanding Equity Awards at June 20, 2007

During 2007, Mr. Sobkowski was not granted any options or other equity from the Company.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is the ownership, as of June 30, 2007, of the number of shares and percentage of our common stock beneficially owned by: (i) each of our directors, (ii) each of our executive officers listed in the above summary compensation table, (iii) all of our directors and executive officers as a group, and (iv) all person or entities known to beneficially own more than 5% of our outstanding common stock.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Isidore Sobkowski	9,700,000	57.9%
Common Stock	Solomon Lax	2,200,000	13.1%
Common Stock	Michael Hartstein	960,000	5.7%
Common Stock	Eroom Systems, Inc.	2,083,333	12.4%
Common Stock	All executive officers and directors as a group	11,900,000	71.0%

* Indicates beneficial ownership of less than 1.0% of securities outstanding.

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Aprecia, Inc., 1177 High Ridge Rd., Stamford, CT 06905.

(2)
Applicable percentage ownership is based on 16,761,597 shares of common stock outstanding as of June 30, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2007, which are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. Certain Relationships and Related Transactions and Director Independence

Related Transactions

None.

Director Independence

Since inception, we have never had any independent directors.

ITEM 13. Exhibits and Reports on Form 8-K

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

4.6	7% Convertible Debenture dated March 10, 2006	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

4.7	7% Convertible Debenture dated March 10, 2006	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

4.8	7% Convertible Debenture dated March 10, 2006	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

10.1	Asset Purchase Agreement by and between Isidore Sobkowski and the Company dated March 6, 2006	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

10.2	Voting Agreement by and between Michael Hartstein, Solomon Lax and Isidore Sobkowski	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

10.3	Subscription Agreement by and among the Company, Alpha Capital Anstalt, and Harborview Master Fund L.P.	Incorporated by Reference to the Company’s Current Report of Form 8-K filed on May 30, 2007 (File No. 333-138625).

10.4	Form of Warrant issued by the Company to each of Alpha Capital Anstalt, and Harborview Master Fund L.P.	Incorporated by Reference to the Company’s Current Report of Form 8-K filed on May 30, 2007 (File No. 333-138625).

10.5	Form of Secured Note issued by the Company to each of Alpha Capital Anstalt and Harborview Master Fund L.P.	Incorporated by Reference to the Company’s Current Report of Form 8-K filed on May 30, 2007 (File No. 333-138625).

10.6	Consent Agreement by and among the Company, Alpha Capital Anstalt, and Harborview Master Fund L.P.	Incorporated by Reference to the Company’s Current Report of Form 8-K filed on May 30, 2007 (File No. 333-138625).

31.1	Certification of President and Chief Executive Officer (one person) pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act	Provided Herewith

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

32.1	Certification of President and Chief Executive Officer (one person) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided Herewith

b.	Reports on Form 8-K:

None.

ITEM 14. Principal Accountant Fees and Services.

Audit Fees

Audit fees include fees for audit or review services in accordance with generally accepted auditing standards and fees for services that generally only our auditors provide, such as statutory audits and review of documents filed with the SEC. The aggregate fees, rounded to the nearest thousand dollars, paid to, or accrued for Wolinetz, Lafazan & Company, P.C., independent registered public accountant, for consolidated auditing services to us for the years ended June 30, 2007 and June 30, 2006 were $24,000 and $15,000, respectively.

Audit Related Fees

Audit-related fees include fees for assurance and related services that are traditionally performed by the our auditors. These services include due diligence on acquisition targets and consultation in connection with financial and accounting standards. The aggregate fees, rounded to the nearest thousand dollars, paid to, or accrued for Wolinetz, Lafazan & Company, P.C., independent registered public accountant, for audit-related services to us for the years ended June 30, 2007 and June 30, 2006 were $0.00 and $0.00, respectively.

Tax Fees

Tax fees include fees for services that are performed by professional tax staff other than in connection with the audit. These services include tax compliance services, tax planning and tax advice. The aggregate fees, rounded to the nearest thousand dollars, paid to, or accrued for Wolinetz, Lafazan & Company, P.C., independent registered public accountant, for tax services to us for the years ended June 30, 2007 and June 30, 2006 were $0.00 and $0.00, respectively.

All Other Fees

During the years ended June 30, 2007 and June 30, 2006, the aggregate fees, rounded to the nearest thousand dollars, paid to, or accrued for Wolinetz, Lafazan & Company, P.C., independent registered public accountant, for all other services were $0.00 and $0.00, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

APRECIA, INC.

December 12, 2007	By:	/s/ Isidore Sobkowski
Isidore Sobkowski, President, Chief Executive Officer and Interim Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant in and the capacities and on the dates indicated.

December 12, 2007	By:	/s/ Isidore Sobkowski
President, Chief Executive Officer, Interim Chief Financial Officer and Director

December 12, 2007	By:	/s/ Solomon Lax
Director