Form 10QSB
period 2007-09-30
APRECIA INC
filed 2007-12-13
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended September 30, 2007

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
Yes ☒ No ☐

As of September 30, 2007, the issuer had 16,761,597 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

APRECIA, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO CONDENSED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Balance Sheet as of September 30, 2007	F-1

Statements of Operations for the 3 months ended September 30, 2007 and 2006	F-2

Statements of Cash Flows for the 3 months ended September 30, 2007 and 2006	F-3

Notes to Financial Statements	F-5

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS
Current Assets:

Cash and Cash Equivalents	$3,752

Total Current Assets	3,752

Property and Equipment, Net	1,669

Deferred Finance Costs, Net	41,111

Total Assets	$46,532

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Convertible Debentures	$500,000
Notes Payable	201,960
Accrued Expenses	73,793
Accrued Liquidated Damages	106,667
Accrued Interest	80,089

Total Current Liabilities	962,509

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common Stock, $.0001 par value; 250,000,000 shares authorized,
16,761,597 issued and outstanding	1,676
Additional Paid-In Capital	288,822
Deficit Accumulated During the Development Stage	(1,206,475)

Total Stockholders’ Deficiency	(915,977)

Total Liabilities and Stockholders’ Deficiency	$46,532

The accompanying notes are an integral part of these financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Period December 15, 2005 (Inception) to September 30, 2007
Net Revenues	$-	$-	$-

Costs and Expenses:
Officer’s Compensation	45,000	45,000	285,000
Software Development	42,000	40,000	256,985
Other General and Administrative Expenses	32,653	18,653	218,486

Total Costs and Expenses	119,653	103,653	760,471

Loss from Operations	(119,653)	(103,653)	(760,471)

Other Expenses:
Amortization of Deferred Finance Costs	(58,726)	(23,125)	(199,002)
Amortization of Deferred Debt Discount	(37,654)	-	(60,246)
Interest Expense	(17,352)	(9,950)	(80,089)
Liquidated Damages	-	(30,000)	(106,667)

Total Other Expenses	(113,732)	(63,075)	(446,004)

Net Loss	$(233,385)	$(166,728)	$(1,206,475)

Weighted Average Common Shares
Outstanding - Basic and Diluted	16,761,597	16,293,333

Net Loss Per Common Share	$(.01)	$(.01)

The accompanying notes are an integral part of these financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Period December 15, 2005 (Inception) to September 30, 2007
Cash Flows from Operating Activities:
Net Loss	$(233,385)	$(166,728)	$(1,206,475)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Amortization of Debt Discount	37,654	-	60,246
Amortization of Deferred Finance Costs	58,726	23,125	199,002
Depreciation Expense	239	239	1,193
Common Stock Issued for Software Development	-	-	970
Changes in Assets and Liabilities:
Increase in Accrued Expenses	62,542	13,991	208,794
Increase in Accrued Interest	17,352	9,950	80,089
Increase in Accrued Liquidated Damages	-	30,000	106,667

Net Cash (Used) in Operating Activities	(56,872)	(89,423)	(549,514)

Cash Flows from Investing Activities:
Purchase of Equipment	-	(2,862)	(2,862)

Net Cash Used in Investing Activities	-	(2,862)	(2,862)

Cash flows from Financing Activities:
Decrease in Stock Subscription Receivable	-	354	451
Proceeds from Issuance of Convertible Debentures	-	-	500,000
Proceeds from Issuance of Notes Payable	-	-	170,000
Payments of Finance Costs	-	-	(215,513)
Proceeds from Issuance of Common Stock	-	-	106,190
Expense on Sale of Common Stock	-	-	(5,000)

Net Cash Provided by Financial Activities	-	354	556,128

Increase (Decrease) in Cash	(56,872)	(91,931)	3,752

Cash - Beginning of Period	60,624	224,279	-

Cash - End of Period	$3,752	$132,348	$3,752

The accompanying notes are an integral part of these financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
(Continued)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Period December 15, 2005 (Inception) to September 30, 2007
Supplemental Cash Flow Informaiton:
Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$-	$250

Supplemental Non-Cash Financing Activities:
Subscription Receivable on Sale of Common Stock	$-	$451	$451

Common Stock Warrants Issued as Deferred Finance Costs	$-	$-	$9,641

Debt Discount Attributable to Common Stock Warrants on Notes Payable	$-	$-	$43,246

Note Payable Issued as Payment of Deferred Finance Costs	$-	$-	$14,960

Exchange of Related Party Debt to Contributed Capital	$135,000	$-	$135,000

The accompanying notes are an integral part of these financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization and Basis of Presentation

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Certain items in these condensed financial statements have been reclassified to conform to the current period presentation.

NOTE 2 -  Going Concern

The Company incurred net losses of $233,385 for the three months ended September 30, 2007 and $1,206,475 for the period December 15, 2005 (inception) to September 30, 2007. In addition, the Company has a working capital deficiency of $958,757 and a stockholders’ deficiency of $915,977 at September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 -  Convertible Debentures

The Company entered into a Securities Purchase Agreement dated as of March 10, 2006, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), of 7% Convertible Debentures in the principal amount of $500,000. Accrued interest on the convertible debentures as of September 30, 2007 was $54,444. The debentures are collateralized by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets.

The debentures mature 24 months from the closing. The debentures are convertible at the option of the holder into the Company’s common stock at the rate of $.12 per share. Expenses incurred in connection with the private offering of the debentures were $185,000. Such expenses are carried as deferred finance costs and are being amortized over the term of the debt.

Since a registration statement covering the underlying common stock was not filed within 90 days, the Company is required to pay liquidated damages of 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. Accordingly, the Company has accrued $106,667 in liquidated damages and $16,450 interest on the liquidated damages as of September 30, 2007.

NOTE 4 - Note Payable

In May 2007 the Company sold $187,000 principal of 7% secured promissory notes (the “Notes”) and 500,000 Class A Common Stock purchase warrants (the “Warrants”) (collectively, the “Securities”) for an aggregate purchase price of $170,000. The Notes are due September 2007 and are secured by the Company’s assets. The Warrants have an exercise price of $.18 per share and a term of five years. In connection with the sale of the Securities, the Company issued as broker’s fees: (i) 83,111 common stock purchase warrants ($.18 exercise price, five year term) and (ii) a promissory note in the amount of $14,963. In addition, the Company incurred legal fees of approximately $30,500 in connection with the sale of the Securities. These costs are being amortized over the life of the related debt.

NOTE 5 -  Common Stock

In March 2006, the Company sold 4,510,000 shares of common stock valued at $451 to the founders of the Company.

In March 2006, the Company issued 9,700,000 shares of common stock valued at $970 for software development costs.

In March 2006, the Company sold 2,083,333 shares of common stock to a private investor for $50,000, and paid cash commissions of $5,000.

In October 2006, the Company completed a private placement of 468,264 shares of its common stock for gross proceeds of $56,190.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 7 - Related Party Transactions

In September 2007 the Company agreed to provide its CEO with a full release from all non-compete and non-solicitation clauses in their agreements, either written and oral, and either explicit and implied, in echange for full settlement of any outstanding debts owed to the CEO that are unpaid. Accordingly, $135,000 (the amount of indebtedness) was credited to additional paid-in capital in connection with such release. In addition, the Company granted the CEO a non-exclusive, worldwide, royalty-free right and license to use the Monitor Plus software source code, and all derivative works therof, in return for agreement to render reasonable assistance in the winding down of the Compnay’s original business plans.

NOTE 8 - Commitments and Contingencies

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Some of the statements under “business”, “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-QSB constitute forward-looking statements. These statements relate to future events or our strategy, future operations, future financial position, future revenues, projected costs, prospects, and the plans and objectives of management and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

General

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

Going Concern

The Company incurred net losses of $233,385 for the three months ended September 30, 2007 and $1,206,475 for the period December 15, 2005 (inception) to September 30, 2007. In addition, the Company has a working capital deficiency of $958,757 and a stockholders’ deficiency of $915,977 at September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue

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

Net Loss

Our net loss was $233,385 for the quarter ended September 30, 2007 compared to $166,728 for the quarter ended September 30, 2006. Our net loss for the period December 15, 2005 (inception) to September 30, 2007 was $1,206,475.

Costs and Expenses

Costs and expenses were $119,653 for the quarter ended September 30, 2007 compared to $103,653 for the quarter ended September 30, 2006, and consisted primarily of officer’s compensation and software development. Costs and expenses for the period December 15, 2005 (inception) to September 30, 2007 was $760,471.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Research and Development

Research and Development (“R&D”) expenses vary. We deem development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability. R&D expenses can vary significantly depending on the timing of product qualifications as costs incurred in production prior to qualification are charged to R&D.

Income Taxes

The Company has paid only minimum state taxes to date. The Company has unused federal and state tax net operating loss carry-forwards of approximately $1,000,000 as of September 30, 2007. Substantially all of the net operating loss carry-forwards expire in 2021.

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

Employees

As of September 30, 2007, we had no full-time employees and one part-time employee, our President, CEO and Interim CFO, Isidore Sobkowski. No employees are presently represented by any labor unions. Our relations with Mr. Sobkowski are good.

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

Risk Factors

There Is Substantial Doubt As to Our Ability to Continue As a Going Concern Absent The Company Being Sold.

As of September 30, 2007, we had $3,752 in cash and equivalents. This balance was insufficient to satisfy our cash requirements for the remainder of 2007 and as such we have had to obtain short-term financing from third parties. However, such funding is insufficient to fund the Company as a going concern and as such we must obtain additional funding in a very short period of time, sell the Company or cease operations. As of the date of this Report, Management believes that the only viable option for the Company is to sell Aprecia to a third party and as such we have started to market the Company for sale. However, we can offer no assurance that such effort will be success, of if we do indeed sell the Company, what the terms of such sale would be. Absent the successful sale of the Company, Management believes that we would have to cease operations, liquidate the Company and/or file for bankruptcy, all of which would have a material adverse effect on the Company, its business, operations, finances and common stock.

We Lost Money For The Fiscal Year Ended June 30, 2007, Since Inception And For The Three Months Ended September 30, 2007, And Losses Will Continue In The Future Unless We Sell The Company.

For the fiscal year ended June 30, 2007, we incurred a net loss of $762,986, for the period December 15, 2005 (inception) to June 30, 2007, we incurred a net loss of $973,090, and for the three months ended September 30, 2007, incurred a net loss of $233,385. We anticipate that we will have to rely on external financing for all of our capital requirements. Future losses will continue unless we successfully implement our business plan or sell the Company. Currently, we are dependent upon external financing to fund our operations. We have no assurance that any third party will lend us funds given our current financial condition. If such funds are not available, we will discontinue entirely our operations unless we can sell the Company. If we incur any problems in any of these scenarios, we will experience significant liquidity and cash flow problems and will have to cease operations unless we can sell the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2006, we sold 4,510,000 shares of our common stock valued at $451 to the founders of the Company. The proceeds were used for general working capital purposes.

Also in March 2006, we issued 9,700,000 shares of our common stock valued at $970 for software development costs.

Also in March 2006, we sold 2,083,333 shares of common stock to a private investor in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, for $50,000, and paid cash commissions of $5,000. The proceeds were used for general working capital purposes.

In October 2006, we completed a private placement involving a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, of 468,264 shares of its common stock for gross proceeds of $56,192, which were used for general working capital purposes.

Item 3. Defaults Upon Senior Securities.

Since a registration statement covering the common stock to be issued upon conversion of the convertible debentures issued by the Company in March 2006 and described above was not filed within 90 days of the closing, the Company is in default under the such debentures. Accordingly, the Company is required to pay liquidated damages equal to 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. As such, the Company has accrued $106,667 in liquidated damages and $16,450 in interest on the liquidated damages as of June 30, 2007.

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