Form 10QSB
period 2007-12-31
APRECIA INC
filed 2008-02-13
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended December 31, 2007

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
Yes ☒ No ☐

As of December 31, 2007, the issuer had 16,761,597 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

APRECIA, INC.

FORM 10-QSB

TABLE OF CONTENTS
		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements	3

ITEM 2	Management’s Discussion and Analysis and Results of Operations	4

ITEM 3	Controls and Procedures	11

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings	12

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds.	12

ITEM 3	Defaults Upon Senior Securities	12

ITEM 4	Submission of Matters to a Vote of Security Holders.	12

ITEM 5	Other Information	12

ITEM 6	Exhibits	13

SIGNATURES		15

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO CONDENSED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Balance Sheet as of December 31, 2007	F-1

Statements of Operations for the Three Months and Six Months Ended December 31, 2007 and 2006, and for the Period December 15, 2005 (Inception) to December 31, 2007	F-2

Statements of Cash Flows for the Three Months and Six Months Ended December 31, 2007 and 2006, and for the Period December 15, 2005 (Inception) to December 31, 2007	F-3 – F-4

Notes to Financial Statements	F-5 – F-8

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
DECEMBER 31, 2007
 (Unaudited)

ASSETS
Current Assets:
Cash and Cash Equivalents	$196

Total Current Assets	196

Property and Equipment, Net	1,431

Deferred Finance Costs, Net	17,986

Total Assets	$19,613

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Convertible Debentures	$500,000
Notes Payable	201,960
Loan Payable - Related Party	28,000
Accrued Expenses	54,293
Accrued Liquidated Damages	106,667
Accrued Interest	102,937

Total Current Liabilities	993,857

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common Stock, $.0001 par value; 250,000,000 shares authorized,
16,761,597 issued and outstanding	1,676
Additional Paid-In Capital	288,822
Deficit Accumulated During the Development Stage	(1,264,742)

Total Stockholders’ Deficiency	(974,244)

Total Liabilities and Stockholders’ Deficiency	$19,613

The accompanying notes are an integral part of these financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		For the Period December 15, 2005 (Inception) To December 31,
	2007	2006	2007	2006	2007
Net Revenues	$-	$-	$-	$-	$-

Costs and Expenses:
Officer's Compensation	-	45,000	45,000	90,000	285,000
Software Development	-	42,000	42,000	82,000	256,985
Other General and Administrative Expenses	12,294	22,000	44,946	40,744	230,781
Total Costs and Expenses	12,294	109,000	131,946	212,744	772,766

Loss from Operations	(12,294)	(109,000)	(131,946)	(212,744)	(772,766)

Other Expenses:
Amortization of Deferred Finance Costs	(23,125)	(23,215)	(81,851)	(46,250)	(222,127)
Amortization of Deferred Debt Discount	-	-	(37,654)	-	(60,246)
Interest Expense	(22,848)	(11,300)	(40,201)	(21,250)	(102,937)
Liquidated Damages	-	(30,000)	-	(60,000)	(106,667)
Total Other Expenses	(45,973)	(64,515)	(159,706)	(127,500)	(491,977)

Net Loss	$(58,267)	$(173,515)	$(291,652)	$(340,244)	$(1,264,743)

Weighted Average Common Shares Outstanding -Basic	16,761,597	16,603,812	16,761,597	16,448,573

Net Loss Per Common Share - Basic	$(.00)	$(0.01)	$(.02)	$(0.02)

Weighted Average Common Shares Outstanding -Fully Diluted	17,344,708	16,603,812	17,344,708	16,448,573

Net Loss Per Common Share - Fully Diluted	$(.00)	$(0.01)	$(.02)	$(0.02)

The accompanying notes are an integral part of the financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,	For the Six Months Ended December 31,	For the Period December 15, 2005 (Inception) to December 31,
	2007	2006	2007
Cash Flows from Operating Activities:
Net Loss	$(291,652)	$(340,244)	$(1,264,743)
Adjustments to Reconcile Net Loss to
Net Cash (Used) in Operating Activities:
Amortization of Debt Discount	37,654	-	60,246
Amortization of Deferred Finance Costs	81,851	46,250	222,127
Depreciation Expense	477	477	1,431
Common Stock Issued for Software Development	-	-	970
Changes in Assets and Liabilities:
Increase in Accrued Expenses	43,042	30,739	189,295
Increase in Accrued Interest	40,200	21,250	102,937
Increase in Accrued Liquidated Damages	-	60,000	106,667

Net Cash (Used) in Operating Activities	(88,428)	(181,528)	(581,070)

Cash Flows from Investing Activities:
Purchase of Equipment	-	(2,862)	(2,862)

Net Cash Used in Investing Activities	-	(2,862)	(2,862)

Cash flows from Financing Activities:
Decrease in Stock Subscription Receivable	-	354	451
Proceeds from Issuance of Convertible Debentures	-	-	500,000
Proceeds from Issuance of Notes Payable	-	-	170,000
Proceeds of Loan Payable - Related Party	28,000	-	28,000
Payments of Finance Costs	-	-	(215,513)
Proceeds from Issuance of Common Stock	-	56,189	106,190
Expense on Sale of Common Stock	-	-	(5,000)

Net Cash Provided by Financial Activities	28,000	56,543	584,128

Increase (Decrease) in Cash	(60,428)	(127,847)	196

Cash - Beginning of Period	60,624	224,279	-

Cash - End of Period	$196	$96,432	$196

The accompanying notes are an integral part of these financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
(Continued)

	For the Six Months Ended December 31, 2007	For the Six Months Ended December 31, 2006	For the Period December 15, 2005 (Inception) to December 31, 2007
Supplemental Cash Flow Informaiton:
Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$-	$250

Supplemental Non-Cash Financing Activities:
Subscription Receivable on Sale of Common Stock	$-	$451	$451

Common Stock Warrants Issued as Deferred Finance Costs	$-	$-	$9,641

Debt Discount Attributable to Common Stock Warrants on Notes Payable	$-	$-	$43,246

Note Payable Issued as Payment of Deferred Finance Costs	$-	$-	$14,960

Exchange of Related Party Debt to Contributed Capital	$135,000	$-	$135,000

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

NOTE 2 -  Going Concern

The Company incurred net losses of $291,652 for the six months ended December 31, 2007 and $1,264,743 for the period December 15, 2005 (inception) to December 31, 2007. In addition, the Company has a working capital deficiency of $993,661 and a stockholders’ deficiency of $974,244 at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 -  Convertible Debentures

The Company entered into a Securities Purchase Agreement dated as of March 10, 2006, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), of 7% Convertible Debentures in the principal amount of $500,000. Accrued interest on the convertible debentures as of December 31, 2007 was $63,195. The debentures are collateralized by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets.

The debentures mature 24 months from the closing. The debentures are convertible at the option of the holder into the Company’s common stock at the rate of $.12 per share. Expenses incurred in connection with the private offering of the debentures were $185,000. Such expenses are carried as deferred finance costs and are being amortized over the term of the debt.

Since a registration statement covering the underlying common stock was not filed within 90 days, the Company is required to pay liquidated damages of 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. Accordingly, the Company has accrued $106,667 in liquidated damages and $21,250 interest on the liquidated damages as of December 31, 2007.

NOTE 4 - Notes Payable

In May 2007 the Company sold $187,000 principal of 7% secured promissory notes (the “Notes”) and 500,000 Class A Common Stock purchase warrants (the “Warrants”) (collectively, the “Securities”) for an aggregate purchase price of $170,000. The Notes were due September 2007 and are secured by the Company’s assets. The Warrants have an exercise price of $.18 per share and a term of five years. In connection with the sale of the Securities, the Company issued as broker’s fees: (i) 83,111 common stock purchase warrants ($.18 exercise price, five year term) and (ii) a promissory note in the amount of $14,963. In addition, the Company incurred legal fees of approximately $30,500 in connection with the sale of the Securities. These costs are being amortized over the life of the related debt. The debentures are collateralized by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets. The Company is currently accruing interest at the default rate of 18% per annum.

NOTE 5 - Loan Payable - Related Party

In November 2007 a stockholder loaned the Company $28,000. Such loan bears interest at 6% per annum and is due November 2008. Interest accrued and owed on this loan amounted to $210.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 -  Common Stock

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

NOTE 7 -  Preferred Stock

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

NOTE 8 - Related Party Transactions

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

NOTE 9 - Commitments and Contingencies

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - Subsequent Events

Loan Payable - Related Party

On February 12, 2008 a stockholder loaned the Comany $11,000. Such loan bears interest at 6% per annum and is due 1 year from the date of the loan. The Company is now indebted to this stockholder in the amount of $39,000 (see Note 5).

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

Going Concern

The Company incurred net losses of $58,267 for the three months ended December 31, 2007, $291,652 for the six months ended December 31, 2007, and $1,264,743 for the period December 15, 2005 (inception) to December 31, 2007. In addition, the Company has a working capital deficiency of $993,661 and a stockholders’ deficiency of $974,244 at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net Loss

Our net loss was $58,267 for the three months ended December 31, 2007 compared to $173,515 for the quarter ended December 31, 2006. Our net loss was $291,652 for the six months ended December 31, 2007 compared to $340,244 for the six months ended December 31, 2006. Our net loss for the period December 15, 2005 (inception) to December 31, 2007 was $1,264,743.

Costs and Expenses

Costs and expenses were $12,294 for the three months ended December 31, 2007 compared to $109,000 for the three months ended December 31, 2006. Costs and expenses were $131,946 for the six months ended December 31, 2007 compared to $212,744 for the six months ended December 31, 2006. Costs and expenses during these periods consisted primarily of officer’s compensation and software development. Costs and expenses for the period December 15, 2005 (inception) to December 31, 2007 was $772,766.

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

Income Taxes

The Company has paid only minimum state taxes to date. The Company has unused federal and state tax net operating loss carry-forwards of approximately $1,000,000 as of December 31, 2007. Substantially all of the net operating loss carry-forwards expire in 2021.

Financing Activities

In March 2006, we entered into a Securities Purchase Agreement dated as of March 10, 2006, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), of 7% Convertible Debentures in the principal amount of $500,000. Accrued interest on the convertible debentures as of December 31, 2007 was $63,194. The debentures are collateralized by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets. The debentures mature 24 months from the closing. The debentures are convertible at the option of the holder into our common stock at the rate of $0.12 per share. Expenses incurred in connection with the private offering of the debentures were $185,000. Such expenses are carried as deferred finance costs and are being amortized over the term of the debt.

In May 2007, we sold $187,000 principal of 7% secured promissory notes (the “Notes”) and 500,000 Class A Common Stock purchase warrants (the “Warrants”) (collectively, the “Securities”) for an aggregate purchase price of $170,000. The Notes were due September 2007 and are secured by the Company’s assets. The Warrants have an exercise price of $0.18 per share and a term of five years. In connection with the sale of the Securities, we issued as broker’s fees: (i) 83,111 common stock purchase warrants ($0.18 exercise price, five year term) and (ii) a promissory note in the amount of $14,963. In addition, we incurred legal fees of approximately $30,500 in connection with the sale of the Securities. Accrued interest on the Notes as of December 31, 2007 was $18,283. The Company is currently accruing interest at the default rate of 18% per annum.

In November 2007, a stockholder loaned the Company $28,000. Such loan bears interest at the rate of 6% per annum and is due November 2008. Interest accrued and owed on this loan amounts to $210. This same stockholder loaned the Company an additional $11,000 on February 12, 2008. Such loan bears interest at the rate of 6% per annum and is due on or about February 12, 2009.

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

Employees

As of December 31, 2007, we had no full-time employees and one part-time employee, our President, CEO and Interim CFO, Isidore Sobkowski. No employees are presently represented by any labor unions. Our relations with Mr. Sobkowski are good.

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

Risk Factors

There Is Substantial Doubt As to Our Ability to Continue As a Going Concern Absent The Company Being Sold.

As of December 31, 2007, we had $196 in cash and equivalents. This balance is insufficient to satisfy our cash requirements during the first quarter of 2008 and as such we have had to obtain short-term financing from third parties. However, such funding is insufficient to fund the Company as a going concern and as such we must obtain additional funding in a very short period of time, sell the Company or cease operations. As of the date of this Report, Management believes that the only viable option for the Company is to sell Aprecia to a third party and as such we have started to market the Company for sale. However, we can offer no assurance that such effort will be success, of if we do indeed sell the Company, what the terms of such sale would be. Absent the successful sale of the Company, Management believes that we would have to cease operations, liquidate the Company and/or file for bankruptcy, all of which would have a material adverse effect on the Company, its business, operations, finances and common stock.

We Lost Money For The Fiscal Year Ended June 30, 2007, Since Inception, And For The Three Months And Six Months Ended December 31, 2007, And Losses Will Continue In The Future Unless We Sell The Company.

For the fiscal year ended June 30, 2007, we incurred a net loss of $762,986; for the period December 15, 2005 (inception) to December 31, 2007, we incurred a net loss of $1,264,743; for the three months ended December 31, 2007, we incurred a net loss of $58,267; and for the six months ended December 31, 2007, we incurred a net loss of $291,652. We anticipate that we will have to rely on external financing for all of our capital requirements. Future losses will continue unless we successfully implement our business plan or sell the Company. Currently, we are dependent upon external financing to fund our operations. We have no assurance that any third party will lend us funds given our current financial condition. If such funds are not available, we will discontinue entirely our operations unless we can sell the Company. If we incur any problems in any of these scenarios, we will experience significant liquidity and cash flow problems and will have to cease operations unless we can sell the Company.

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

Item 3. Defaults Upon Senior Securities.

Since a registration statement covering the common stock to be issued upon conversion of the convertible debentures issued by the Company in March 2006 and described above was not filed within 90 days of the closing, the Company is in default under the such debentures. Accordingly, the Company is required to pay liquidated damages equal to 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. As such, the Company has accrued $106,667 in liquidated damages and $21,250 in interest on the liquidated damages as of December 31, 2007.

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

APRECIA, INC.

February 13, 2008	By:	/s/ Isidore Sobkowski
Isidore Sobkowski, President, Chief Executive Officer and Interim Chief Financial Officer