Form 10QSB
period 2008-03-31
APRECIA INC
filed 2008-05-15
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended March 31, 2008

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

As of March 31, 2008, the Issuer had 16,761,597 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐  No ☒

APRECIA, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO CONDENSED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Balance Sheet as of March 31, 2008 and June 30, 2007	F-1

Condensed Statements of Operations for the Three Months and Nine Months Ended March 31, 2008 and 2007, and for the Period December 15, 2005 (Inception) to March 31, 2008	F-2

Condensed Statements of Cash Flows for the Three Months and Nine Months Ended March 31, 2008 and 2007, and for the Period December 15, 2005 (Inception) to March 31, 2008	F-3

Notes to Financial Statements	F-4

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	(Unaudited)
	March 31, 2008	June 30, 2007

ASSETS

Current Assets:

Cash and Cash Equivalents	$832	$60,624

Total Current Assets	832	60,624

Property and Equipment, Net	1,192	1,908

Deferred Finance Costs, Net	-	93,812

Total Assets	$2,024	$156,344

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

7% Convertible Debentures	$500,000	$500,000
Convertible Notes Payable, Net of Unamortized Discount of $-0- and $37,654	201,960	164,306
Loan Payable - Related Party	39,000	-
Accrued Expenses	45,545	146,252
Accrued Liquidated Damages	106,667	106,667
Accrued Interest	126,077	62,737

Total Current Liabilities	1,019,249	979,962

Commitments and Contingencies	-	-

Stockholders' Deficiency:

Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 250,000,000 shares authorized, 16,761,597 issued and outstanding	1,676	1,676
Additional Paid-In Capital	288,821	153,822
Deferred Finance Costs, Net	-	(6,026)
Deficit Accumulated During the Development Stage	(1,307,722)	(973,090)

Total Stockholders' Deficiency	(1,017,225)	(823,618)

Total Liabilities and Stockholders' Deficiency	$2,024	$156,344

The accompanying notes are an integral part of these financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended March 31, 2008	For the Three Months Ended March 31, 2008	For the Nine Months Ended March 31, 2007	For the Three Months Ended March 31, 2007	For the Period December 15, 2005 (Inception) to March 31, 2008

Net Revenues	$-	$-	$-	$-	$-

Costs and Expenses:

Officer's Compensation	45,000	-	135,000	45,000	285,000
Software Development	42,000	-	124,553	42,553	256,985
Other General and Administrative Expenses	46,800	12,578	74,079	33,335	243,359

Total Costs and Expenses	133,800	12,578	333,632	120,888	785,344

Loss from Operations	(133,800)	(12,578)	(333,632)	(120,888)	(785,344)

Other Expenses:

Amortization of Deferred Finance Costs	(99,837)	(17,986)	-	-	(240,113)
Amortization of Deferred Debt Discount	(37,654)	-	-	-	(60,246)
Interest Expense	(63,341)	(23,140)	(103,275)	(35,775)	(126,077)
Liquidated Damages	-	-	(90,000)	(30,000)	(106,667)

Total Other Expenses	(200,832)	(41,126)	(193,275)	(65,775)	(533,103)

Net Loss	$(334,632)	$(53,704)	$(526,907)	$(186,663)	$(1,318,447)

Weighted Average Common Shares
Outstanding - Basic and Diluted	16,761,597	16,761,597	16,551,391	16,761,597

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)

The accompanying notes are an integral part of these financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31, 2008	For the Nine Months Ended March 31, 2007	For the Period December 15, 2005 (Inception) to March 31, 2008

Cash Flows from Operating Activities:

Net Loss	$(334,632)	$(526,907)	$(1,307,722)
Adjustments to Reconcile Net Loss to Net Cash
(Used) in Operating Activities:
Amortization of Debt Discount	37,654	-	60,246
Amortization of Deferred Finance Costs	99,838	69,375	240,114
Depreciation Expense	716	716	1,670
Common Stock Issued for Software Development		-	970
Changes in Assets and Liabilities:
Increase (Decrease) in Accrued Expenses	34,292	68,495	180,544
Increase in Accrued Interest	63,340	33,899	126,077
Increase in Liquidating Damages	-	90,000	106,667

Net Cash (Used) in Operating Activities	(98,792)	(264,422)	(591,434)

Cash Flows from Investing Activities:
Purchase of Equipment	-	(2,862)	(2,862)

Net Cash (Used) in Investing Activities	-	(2,862)	(2,862)

Cash Flows from Financing Activities:
Decrease in Stock Subscription Receivable	-	-	451
Proceeds from Issuance of Convertible Debentures	-	-	500,000
Proceeds from Issuance of Notes Payable	-	-	170,000
Proceeds of Loan Payable - Related Party	39,000	-	39,000
Proceeds from Collection of Subscriptions Receivable	-	354
Payments of Finance Costs	-	-	(215,513)
Proceeds from Issuance of Common Stock	-	56,189	106,190
Expense of Sale of Common Stock	-	-	(5,000)

Net Cash Provided by Financial Activities	39,000	56,543	595,128

Increase (Decrease) in Cash	(59,792)	(210,741)	832

Cash - Beginning of Period	60,624	224,279	-

Cash - End of Period	832	13,538	832

Supplemental Cash Flow Information:

Cash Paid for Interest
Cash paid for Income Taxes			$250

Supplemental Non-Cash Financing Activities:

Subscription Receivable on Sale of Common Stock	$-	$-	$451

Common Stock Warrants Issued as Deferred Finance Costs	$-	$-	$9,641

Debt Discount Attributable to Common Stock Warrants
on Notes Payable	$-	$-	$43,246

Note Payable Issued as Payment of Deferred Finance Costs	$-	$-	$14,960

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

NOTE 2 -  Going Concern

The Company incurred net losses of $334,632 for the nine months ended March 31, 2008 and $1,318,447 for the period December 15, 2005 (inception) to March 31, 2008. In addition, the Company has a working capital deficiency of $1,018,417 and a stockholders’ deficiency of $1,017,225 at March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 -  Convertible Debentures

The Company entered into a Securities Purchase Agreement dated as of March 10, 2006, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), of 7% Convertible Debentures in the principal amount of $500,000. Accrued interest on the convertible debentures as of March 31, 2008 was $71,944. The debentures are collateralized by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets.

The debentures matured on March 10, 2008 and are currently in default. The debentures are convertible at the option of the holder into the Company’s common stock at the rate of $.12 per share. Expenses incurred in connection with the private offering of the debentures were $185,000. Such expenses are carried as deferred finance costs and are being amortized over the term of the debt.

Since a registration statement covering the underlying common stock was not filed within 90 days, the Company is required to pay liquidated damages of 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. Accordingly, the Company has accrued $106,667 in liquidated damages and $26,050 interest on the liquidated damages as of March 31, 2008.

NOTE 4 - Notes Payable

In May 2007 the Company sold $187,000 principal of 7% secured promissory notes (the “Notes”) and 500,000 Class A Common Stock purchase warrants (the “Warrants”) (collectively, the “Securities”) for an aggregate purchase price of $170,000. The Notes were due September 2007 and are secured by the Company’s assets. The Warrants have an exercise price of $.18 per share and a term of five years. In connection with the sale of the Securities, the Company issued as broker’s fees: (i) 83,111 common stock purchase warrants ($.18 exercise price, five year term) and (ii) a promissory note in the amount of $14,963. In addition, the Company incurred legal fees of approximately $30,500 in connection with the sale of the Securities. These costs are being amortized over the life of the related debt. The debentures are collateralized by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets. The Company is currently accruing interest at the default rate of 18% per annum. Total accrued interest as of March 31, 2008 is $27,371.

NOTE 5 - Loan Payable - Related Party

In November 2007 and February 2008 a stockholder loaned the Company a total of $39,000. The loan bears interest at 6% per annum and is due November 2008. Interest accrued and owed on this loan amounted to $713.

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

Going Concern

The Company incurred net losses of $53,704 for the three months ended March 31, 2008, $334,632 for the nine months ended March 31, 2008, and $1,318,447 for the period December 15, 2005 (inception) to March 31, 2008. In addition, the Company has a working capital deficiency of $1,018,417 and a stockholders’ deficiency of $1,017,225 at March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net Loss

Our net loss was $53,704 for the three months ended March 31, 2008 compared to $186,663 for the three months ended March 31, 2007. Our net loss was $334,632 for the nine months ended March 31, 2008 compared to $526,907 for the nine months ended March 31, 2007. Our net loss for the period December 15, 2005 (inception) to March 31, 2008 was $1,318,447.

Costs and Expenses

Costs and expenses were $42,578 for the three months ended March 31, 2008 compared to $120,888 for the three months ended March 31, 2007. Costs and expenses were $133,800 for the nine months ended March 31, 2008 compared to $333,632 for the nine months ended March 31, 2007. Costs and expenses during these periods consisted primarily of officer’s compensation and software development. Costs and expenses for the period December 15, 2005 (inception) to March 31, 2008 was $785,344.

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

Income Taxes

The Company has paid only minimum state taxes to date. The Company has unused federal and state tax net operating loss carry-forwards of approximately $1,000,000 as of March 31, 2008. Substantially all of the net operating loss carry-forwards expire in 2021.

Financing Activities

In March 2006, we entered into a Securities Purchase Agreement dated as of March 10, 2006, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), of 7% Convertible Debentures in the principal amount of $500,000 (the “March 2006 Convertible Debentures”). Accrued interest on the March 2006 Convertible Debentures as of March 31, 2008 was $71,944. The March 2006 Convertible Debentures are collateralized by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets. The March 2006 Convertible Debentures mature 24 months from the closing. The March 2006 Convertible Debentures are convertible at the option of the holder into our common stock at the rate of $0.12 per share. Expenses incurred in connection with the private offering of the March 2006 Convertible Debentures were $185,000. Such expenses are carried as deferred finance costs and are being amortized over the term of the debt. The March 2006 Convertible Debentures matured on March 10, 2008 and are currently in default.

In May 2007, we sold $187,000 principal of 7% secured promissory notes (the “Notes”) and 500,000 Class A Common Stock purchase warrants (the “Warrants”) (collectively, the “Securities”) for an aggregate purchase price of $170,000. The Notes were due September 2007 and are secured by the Company’s assets. The Warrants have an exercise price of $0.18 per share and a term of five years. In connection with the sale of the Securities, we issued as broker’s fees: (i) 83,111 common stock purchase warrants ($0.18 exercise price, five year term) and (ii) a promissory note in the amount of $14,963. In addition, we incurred legal fees of approximately $30,500 in connection with the sale of the Securities. Accrued interest on the Notes as of March 31, 2008 was $27,371. The Company is currently accruing interest at the default rate of 18% per annum.

In November 2007 and February 2008, a stockholder loaned the Company a total of $39,000. Such loan bears interest at the rate of 6% per annum and is due November 2008. Interest accrued and owed on this loan amounts to $713.

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

Employees

As of March 31, 2008, we had no full-time employees and one part-time employee, our President, CEO and Interim CFO, Isidore Sobkowski. No employees are presently represented by any labor unions. Our relations with Mr. Sobkowski are good.

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

Risk Factors

There Is Substantial Doubt As to Our Ability to Continue As a Going Concern Absent The Company Being Sold.

As of March 31, 2008, we had $832 in cash and equivalents. This balance is insufficient to satisfy our cash requirements during our next fiscal quarter and as such we have had to obtain short-term financing from third parties. However, such funding is insufficient to fund the Company as a going concern and as such we must obtain additional funding in a very short period of time, sell the Company or cease operations. As of the date of this Report, Management believes that the only viable option for the Company is to sell Aprecia to a third party and as such we have started to market the Company for sale. However, we can offer no assurance that such effort will be success, of if we do indeed sell the Company, what the terms of such sale would be. Absent the successful sale of the Company, Management believes that we would have to cease operations, liquidate the Company and/or file for bankruptcy, all of which would have a material adverse effect on the Company, its business, operations, finances and common stock.

We Lost Money For The Fiscal Year Ended June 30, 2007, Since Inception, And For The Three Months And Nine Months Ended March 31, 2008, And Losses Will Continue In The Future Unless We Sell The Company.

For the fiscal year ended June 30, 2007, we incurred a net loss of $762,986; for the period December 15, 2005 (inception) to March 31, 2008, we incurred a net loss of $1,318,447; for the three months ended March 31, 2008, we incurred a net loss of $53,704; and for the nine months ended March 31, 2008, we incurred a net loss of $334,632. We anticipate that we will have to rely on external financing for all of our capital requirements. Future losses will continue unless we successfully implement our business plan or sell the Company. Currently, we are dependent upon external financing to fund our operations. We have no assurance that any third party will lend us funds given our current financial condition. If such funds are not available, we will discontinue entirely our operations unless we can sell the Company. If we incur any problems in any of these scenarios, we will experience significant liquidity and cash flow problems and will have to cease operations unless we can sell the Company.

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

Item 3. Defaults Upon Senior Securities.

The March 2006 Convertible Debentures described above matured on March 10, 2008 and because the Company could not repay them they are currently in default. Furthermore, since a registration statement covering the common stock to be issued upon conversion of the March 2006 Convertible Debentures was not filed within 90 days of the closing, the Company is required to pay liquidated damages equal to 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. Accordingly, the Company has accrued $106,667 in liquidated damages and $26,050 in interest on the liquidated damages as of March 31, 2008.

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

APRECIA, INC.

May 14, 2008	By:	/s/ Isidore Sobkowski
Isidore Sobkowski, President, Chief Executive Officer and Interim Chief Financial Officer