Form 10-K
period 2008-06-30
APRECIA INC
filed 2008-11-12
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Common Stock, $.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☒ No   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☒   No ☐

 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ 333,392.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares of the registrant’s common stock outstanding as of June 30, 2008 was 16,761,597.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

  • being a development stage company with very limited operating history;

  • dependence on key personnel;

  • personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

  • potentially being unable to obtain additional financing to complete an initial transaction;

  • limited pool of prospective business opportunities;

  • securities’ ownership being concentrated; and

  • potential change in control if we sell the Company or acquire a businesses for stock;

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission. The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K., references to “Aprecia,” “the Company,” “the Registrant,” “we,” “us” and “our” refer to Aprecia, Inc.

PART I

ITEM 1.      BUSINESS

Company Overview

We were incorporated in the State of Delaware in December 2005. On March 6, 2006, we entered into an Asset Purchase Agreement (the “APA”) with Isidore Sobkowski. Pursuant to the APA, we acquired certain assets from Mr. Sobkowski relating to software based on open source induction technology designed to enable the automatic discovery of patterns and the automatic creation of rules for raw data (the “Assets”). In consideration of the purchase and sale of the Assets, we issued to Mr. Sobkowski 9,700,000 shares of our common stock.

Simultaneously, with the consummation of our acquisition of the Assets pursuant to the APA, Mr. Sobkowski was appointed to the position of Chief Executive Officer and Interim Chief Financial Officer.

Our goal was to become a leading edge provider of applied artificial intelligence solutions for thoroughbred and lottery applications. We developed MonitorPlus, an analysis tool designed to help the thoroughbred racing and lottery industry by providing alerts when potential wagering fraud or money laundering is detected.

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

Our success was largely dependent on the market acceptance of MonitorPlus, efficient utilization of our infrastructure, successful ongoing development of advanced process technologies and generation of sufficient return on research and development investments. However, we were unable to satisfy these objectives, and as a result, we substantially curtailed our operations.

Following a reassessment of our business goals and objectives, our Board of Directors concluded that shareholder value would be better enhanced by either a sale of the Company or an acquisition of a business enterprise rather than the continuation of our efforts to commercialize the MonitorPlus products. Consequently, in fiscal 2008 our management was authorized to develop a business strategy to either sell the Company or acquire a business enterprise. In addition, our management was directed to explore financing alternatives available to us in the event we were to effect an acquisition of a business enterprise. We have not yet been able to consummate either objective, nor can we give any assurance that we will be successful in our efforts to sell the Company, acquire another business enterprise which will prove profitable, or obtain additional financing to fund our operations in the event we were to do so.

Current Status of the MonitorPlus Technology

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

We currently do not intend to undertake any further research, development or marketing efforts with respect to the Monitor Plus technology or products based on such technology.

Limited Operations and Revenues

We have not generated revenues from planned principal operations and we are considered a development stage company with limited operations. For the fiscal year ended June 30, 2008, we incurred a net loss of $339,242 and for the period December 15, 2005 (inception) to June 30, 2008, we incurred a net loss of $1,312,332. We anticipate that we will have to rely on external financing for all of our capital requirements. Future losses will continue unless we successfully implement our business plan or sell the Company. Currently, we are dependent upon external financing to fund our operations. We have no assurance that any third party will lend us funds given our current financial condition. If such funds are not available, we will discontinue entirely our operations unless we can sell the Company. If we incur any problems in any of these scenarios, we will experience significant liquidity and cash flow problems and will have to cease operations unless we can sell the Company or acquire a business enterprise in connection with which we are able to secure necessary financing.

Competition

As stated above our current objective is to either sell the Company or acquire a business enterprise in connection with which we can obtain the necessary financing to sustain renewed business activities. In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a business enterprise. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential businesses enterprises we could acquire our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of business enterprises.

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

Employees

As of June 30, 2008, we had no full-time employees and one part-time employee, our President, CEO and Interim CFO, Isidore Sobkowski. No employees are presently represented by any labor unions. Our relations with Mr. Sobkowski are good.

Available Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the United States Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this prospectus. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment.

There Is Substantial Doubt As To Our Ability To Continue As A Going Concern

We have incurred a net loss of $1,312,332 for the period from December 15, 2005 (inception) to June 30, 2008, and have no revenues. As of June 30, 2008, we had $6,149 in cash and equivalents. This balance is insufficient to satisfy our cash requirements for the remainder of 2008. Accordingly, we will have to obtain short-term financing from third parties to continue to sustain our limited operations. However, there is no assurance that we will be able to do so; if we are unsuccessful in obtaining such funding we will need to further curtail operations or cease operations entirely.

As of the date of this Report, our focus is the sale of the Company or the potential acquisition of a business enterprise. However, we can offer no assurance that such effort will be success, of if we do indeed sell the Company, what the terms of such sale would be. Absent the successful sale of the Company, Management believes that we would have to cease operations, liquidate the Company and/or file for bankruptcy, all of which would have a material adverse effect on the Company, its business, operations, finances and common stock.

We Lost Money For The Fiscal Year Ended June 30, 2008 And Since Inception, And We Expect Losses to Continue In The Fiscal Year Ending June 30, 2009.

For the fiscal year ended June 30, 2008, we incurred a net loss of $339,242 and for the period December 15, 2005 (inception) to June 30, 2008, we incurred a net loss of $1,312,332. We also expect to incur losses in the fiscal year ending June 30, 2009. We anticipate that we will have to rely on external financing for all of our capital requirements. Future losses will continue unless we successfully implement our business plan or sell the Company. Currently, we are dependent upon external financing to fund our operations. We have no assurance that any third party will lend us funds given our current financial condition. If such funds are not available, we will discontinue entirely our operations unless we can sell the Company. If we incur any problems in any of these scenarios, we will experience significant liquidity and cash flow problems and will have to cease operations unless we can sell the Company.

We Rely On Our CEO And Will Be Harmed If He Leaves.

Our ability to continue as a going concern until we are able to sell the Company or acquire a business enterprise is largely dependent on the efforts of Isidore Sobkowski, our Chief Executive Officer and Interim Chief Financial Officer. We do not have an employment agreement with Mr. Sobkowski. If he becomes unable or unwilling to continue in that role, our prospects for a successful sale or acquisition will be adversely affected.

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

Our Net Operating Loss Carryforwards May Be Limited.

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

Failure To Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Of 2002 Could Have A Material Adverse Effect On Our Stock Price Should A Trading Market Develop.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments.  If we fail to adequately maintain compliance with, or maintain the adequacy of, our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC.  If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment of the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

Anti-Takeover Provisions Could Make A Third-Party Acquisition Of Us Difficult Which May Adversely Affect The Market Price And The Voting And Other Rights Of The Holders Of Our Common Stock.

Certain provisions of the Delaware General Corporation Law may delay, discourage or prevent a change in control. The provisions may discourage bids for our common stock at a premium over the market price. Furthermore, the authorized but unissued shares of our common stock are available for future issuance by us without our stockholders' approval. These additional shares may be utilized for a variety of corporate purposes including but not limited to future public or direct offerings to raise additional capital, corporate acquisitions and employee incentive plans. The issuance of such shares may also be used to deter a potential takeover of us that may otherwise be beneficial to our stockholders. A takeover may be beneficial to stockholders because, among other reasons, a potential suitor may offer stockholders a premium for their shares above the then market price.

Future Sales By Our Stockholders May Adversely Affect Our Stock Price And Our Ability To Raise Funds In Future Equity Offerings.

Should a public trading market for our common stock develop, sales of our common stock in the public market, by our existing shareholders can be expected to lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

In order to reduce operating costs, we are structured as a “virtual” company. As such, we do not currently own or rent any real estate property.

ITEM 3.     LEGAL PROCEEDINGS

To the knowledge of our management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the quarter ended June 30, 2008.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Untied States Securities and Exchange Commission (the “SEC”) declared our first and only registration statement on Form SB-2 effective on January 29, 2007; subsequently, the then National Association of Securities Dealers, Inc. approved our Form 15c2-11 and granted us the stock symbol “ACIA.OB” on Feb 9, 2007. While there were originally three market makers for our common stock at such time, no public trading market for our common stock ever developed and one does not exist at the time of this Report, nor can we offer any assurance that such a market will ever exist.

As of June 30, 2008, there were 55 holders of record of our common stock.

Dividends

We have never paid any dividends to our equity holders. We have intended to retain our earnings, if any were ever generated, to support the development of the business and therefore did not anticipate paying cash dividends. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 30, 2008, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Currently, there are no compensation plans in effect under which our equity securities are authorized for issuance that were adopted without the approval of security holders.

Repurchases of Equity Securities

During the quarter ended June 30, 2008, we did not repurchase any shares as part of any publicly announced plans or programs or otherwise.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Regulation S-K; as such pursuant to Regulation S-K we are not required to make disclosures under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINCNAICAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Overview

 The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes thereto which are included in this annual report and the Company’s audited financial statements and notes thereto included elsewhere in this Report.

 Revenues

We have not generated revenues from planned principal operations and we are considered a development stage company.

Our goal was to become a leading edge provider of applied artificial intelligence solutions for thoroughbred and lottery applications. We developed MonitorPlus, an analysis tool designed to help the thoroughbred racing and lottery industry by providing alerts when potential wagering fraud or money laundering is detected.

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

Our success was largely dependent on the market acceptance of MonitorPlus, efficient utilization of our infrastructure, successful ongoing development of advanced process technologies and generation of sufficient return on research and development investments. However, we were unable to satisfy these objectives, and as a result, we substantially curtailed our operations.

Following a reassessment of our business goals and objectives, our Board of Directors concluded that shareholder value would be better enhanced by either a sale of the Company or an acquisition of a business enterprise rather than the continuation of our efforts to commercialize the MonitorPlus products. Consequently, in 2007 our management was authorized to develop a business strategy to either sell the Company or acquire a business enterprise. In addition, our management was directed to explore financing alternatives available to us in the effect we were to effect an acquisition of a business enterprise. We have not yet been able to consummate either objective, nor can we give any assurance that we will be successful in our efforts to sell the Company, acquire another business enterprise which will prove profitable, or obtain additional financing to fund our operations in the event we were to do so.

Costs and Expenses

Costs and expenses were $111,900 for the year ended June 30, 2008 compared to $468,440 for the year ended June 30, 2007, and consisted primarily of officer’s compensation, software development and administrative expenses. The decrease was primarily due to our cessation of research, development and marketing activities with respect to the MonitorPlus technology and products based on the technology. Costs and expenses for the period December 15, 2005 (inception) to June 30, 2008 were $752,718.

Going Concern

The Company incurred net losses of $339,242 for the year ended June 30, 2008 and $1,312,332 for the period December 15, 2005 (inception) to June 30, 2008. In addition, the Company has a working capital deficiency of $1,021,216 and a stockholders’ deficiency of $1,020,262 at June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

We are attempting to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof, but since June 30, 2007 we have not been able to raise funds through the sale of equity securities. There can be no assurances that we will be able to raise the additional funds we may require.

Our Management continues to meet operating deficits primarily through short-term borrowings and is attempting to utilize other debt and dilutive and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

 Financing Activities

Common Stock

In March 2006, the Company sold 4,510,000 shares of common stock valued at $451 to the founders of the Company.

In March 2006, the Company issued 9,700,000 shares of common stock valued at $970 for software development costs.

In March 2006, the Company sold 2,083,000 shares of common stock to a private investor for $50,000, and paid cash commissions of $5,000.

In October 2006, the Company completed a private placement of 468,264 shares of its common stock for gross proceeds of $56,190.

Debt Financings

In March 2006, we entered into a Securities Purchase Agreement dated as of March 10, 2006, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), of 7% Convertible Debentures in the principal amount of $500,000 (the “Debentures”). Accrued interest on the convertible debentures as of June 30, 2008 was $80,694.

The Debentures are collateralized by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets. The debentures mature 24 months from the closing. The Debentures are convertible at the option of the holder into our common stock at the rate of $0.12 per share. Expenses incurred in connection with the private offering of the debentures were $185,000. Such expenses are carried as deferred finance costs and were amortized over the term of the debt.

In May 2007 the Company sold $187,000 principal of 7% secured promissory notes (the “Notes”) and 500,000 Class A Common Stock purchase warrants (the “Warrants”) (collectively, the “Securities”) for an aggregate purchase price of $170,000. The Notes were due September 2007 and are secured by the Company’s assets. The Warrants have an exercise price of $.18 per share and a term of five years. In connection with the sale of the Securities, the Company issued as broker’s fees: (i) 83,111 common stock purchase warrants ($.18 exercise price, five year term) and (ii) a promissory note in the amount of $14,963. In addition, the Company incurred legal fees of approximately $30,500 in connection with the sale of the Securities. These costs are amortized over the life of the related debt. The Company is currently accruing interest at the default rate of 18% per annum. Total accrued interest as of June 30, 2008 is $40,180.

In November 2007, and February 2008 a stockholder loaned the Company a total of $64,000. The loan bears interest at 6% per annum and is due November 2008. Interest accrued and owed on this loan amounted to $863.

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

Contractual Obligations

The Debentures matured on March 10, 2008 and are currently in default. The Debentures are convertible at the option of the holder into the Company’s common stock at the rate of $.12 per share. Expenses incurred in connection with the private offering of the debentures were $185,000. Such expenses are carried as deferred finance costs and were amortized over the term of the debt.

Since a registration statement covering the underlying common stock was not filed within 90 days, the Company is required to pay liquidated damages of 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. Accordingly, the Company accrued $106,667 in liquidated damages (until registration statement was filed and $30,850 interest on the liquidated damages as of June 30, 2008.

Liquidity and Capital Resources

  As of June 30, 2008, we had $6,149 in cash and equivalents. This balance is insufficient to satisfy our cash requirements for the remainder of 2008 and as such we will have to obtain short-term financing from third parties. However, there is no assurance that such funding will be available is in sufficient amount, if at all, to fund the Company as a going concern; if we are unable to obtain such financing in a very short period of time, must continue our efforts to sell the Company or cease operations. Our inability to achieve these objectives will have a material adverse effect on our operations and finances. If we issue additional equity and/or debt securities to meet our future capital requirements, the terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings may contain restrictive covenants negatively affecting our stockholders. As of the date of this Report, we have no plans to issue additional equity and/or debt securities and instead we are attempting to sell the Company. However, we can offer no assurances that we will be successful, or, if we are successful, what the terms of such sale will be.

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

Research and Development

Costs related to the conceptual formulation and design of products and processes are expensed as research and development when incurred. Determining when product development is complete requires judgment by the Company. The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis subject to certain restrictions. The Company has adopted SFAS No. 159 at the beginning of 2008. The adoption of SFAS No. 159 did not impact the Company’s results of operation and financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The Company is required to adopt SAB No. 108 by the end of 2007. The adoption of SAB No. 108 did not impact of the Company’s results of operation and financial condition.

Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” Under SFAS No. 158, the Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of 2007. The adoption of SFAS No. 158 did not impact of the Company’s results of operation and financial condition.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicated it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company is required to adopt FIN 48 effective at the beginning of 2008. The adoption of FIN 48 did not impact of the Company’s results of operation and financial condition.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices, and other market-driven rates or prices. Our current business and, accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. We have not engaged in any hedging activities with respect to the market risk to which we are exposed. Our only material market risk exposure relates to fluctuations in interest rates. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Stockholders of
Aprecia, Inc.

I have audited the accompanying balance sheet of Aprecia, Inc. (a development stage company) as of June 30, 2008 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the statements of operations, stockholders’ deficit and cash flows for the year ended June 30, 2007 of Aprecia, Inc. (a development stage company). Those statements were audited by other auditors whose report dated November 15, 2007 has been included, and my opinion, insofar as it relates to the statements of operations, stockholders’ deficit and cash flows for the year ended June 30, 2007 of Aprecia, Inc. (a development stage company), is based solely on the report of the other auditors.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aprecia, Inc. (a development stage company) as of June 30, 2008 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant net losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

/s/ Michael F. Albanese, C.P.A.

Parsippany, New Jersey
November 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Aprecia, Inc.

We have audited the accompanying statements of operations, stockholders’ deficiency and cash flows of Aprecia, Inc. (a Development Stage Company) ("the Company") for the year ended June 30, 2007, and the period December 15, 2005 (inception) to June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 2007, and the period December 15, 2005 (inception) to June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
November 15, 2007

 APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

June 30, 2008

ASSETS

Current Assets:

Cash and Cash Equivalents	$6,149

Total Current Assets	6,149

Property and Equipment, Net	954

Total Assets	$7,103

LIABILITIES AND STOCKHOLDERS’

Current Liabilities:

7% Convertible Debentures	$500,000
Convertible Notes Payable, Net of Unamortized Discount of $-0- and $37,654	201,960
Loan Payable - Related Party	64,000
Accrued Expenses	2,150
Accrued Liquidated Damages	106,667
Accrued Interest	152,588

Total Current Liabilities	1,027,365

Commitments and Contingencies	-

Stockholders’ Deficiency:

Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-
Common Stock, $.0001 par value; 250,000,000 shares authorized, 16,761,597 issued and outstanding	1,676
Additional Paid-In Capital	290,394
Deferred Finance Costs, Net	-
Deficit Accumulated During the Development Stage	(1,312,332)

Total Stockholders’ Deficiency	(1,020,262)

Total Liabilities and Stockholders’ Deficiency	$7,103

The accompanying notes are an integral part of these financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			For the Period
	For the Fiscal Year	For the Fiscal Year	December 15, 2005
	Ended	Ended	(Inception)
	June 30, 2008	June 30, 2007	To June 30, 2008

Net Revenues	$-	$-	$-

Costs and Expenses:

Officer’s Compensation	$46,573	$180,000	$286,573
Software Development	14,000	167,415	228,985
Other General and Administrative Expenses	51,327	139,025	237,160

Total Costs and Expenses	111,900	486,440	752,718

Loss from Operations	(111,900)	(486,440)	(752,718)

Other Expenses:
Amortization of Deferred Finance Costs	(99,837)	(112,012)	(240,113)
Amortization of Deferred Debt Discount	(37,654)	(22,592)	(60,246)
Interest Expense	(89,851)	(51,942)	(152,588)
Liquidated Damages	-	(90,000)	(106,667)
Total Other Expenses	(227,342)	(276,546)	(559,614)

Net Loss	$(339,242)	$(762,986)	$(1,312,332)

Weighted Average Common Shares
Outstanding – Basic and Diluted	16,761,597	16,603,798

Net Loss per Common Share – Basic and Diluted	(.02)	(.05)

The accompanying notes are an integral part of these financial statements

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD DECEMBER 15, 2005 (INCEPTION) TO JUNE 30, 2008

							Deficit
							Accumulated
					Additional	Deferred	During the
	Preferred Stock		Common Stock		Paid-In	Finance	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total
Common Stock sold to Founders	-	$-	4,510,000	$451	$-	$-	$-	$451

Common Stock Issued for Software
Development – at Par Value	-	-	9,700,000	970	-	-	-	970

Common Stock Issued to a Private
Investor – at $.024 Per Share	-	-	2,083,333	208	49,792	-	-	50,000

Commissions on Sale of Common Stock	-	-	-	-	(5,000)	-	-	(5,000)

Net Loss for the Period	-	-	-	-	-	-	(210,104)	(210,104)

Balance – June 30, 2006	-	-	16,293,333	1,629	44,792	-	(210,104)	(163,683)

Common Stock Issued Pursuant to a Private Placement at $.12 Per Share	-	-	468,264	47	56,143	-	-	56,190

Common Stock Warrants Issued as Deferred Finance Costs on Note
Payable – 83,111 at $.116 Per Warrant	-	-		-	9,641	(9,641)	-	-

Debt Discount on Loan Payable	-	-		-	43,246	-	-	43,246

Amortization of Deferred Finance Costs	-	-		-	-	3,615	-	3,615

Net Loss for the Year Ended June 30, 2007	-	-	-	-	-	-	(762,986)	(762,986)
Balance June 30, 2007	-	-	16,761,597	1,676	153,822	(6,026)	(973,090)	(823,618)

Amortization of Deferred Finance Costs	-	-		-	-	6,026	-	6,026

Debt Forgiven by CEO	-	-		-	136,572	-	-	136,572

Net Loss for the Year Ended June 30, 2008	-	-		-	-	-	(339,242)	(339,242)
Balance June 30, 2008	-	$-	16,761,597	$1,676	$290,394	-	$(1,312,332)	$(1,020,262)

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
			For the Period
	For the Fiscal Year	For the Fiscal Year	December 15,
	Ended	Ended	(Inception)
	June 30, 2008	June 30, 2007	June 30, 2008
Cash Flows from Operating Activities
Net Loss	$(339,242)	$(762,986)	$(1,312,332)
Adjustments to Reconcile Net Loss to Net Cash
(Used) in Operating Activities:
Amortization of Debt Discount	37,654	22,592	60,246
Amortization of Deferred Finance Costs	99,837	112,012	240,113
Depreciation Expense	954	954	1,908
Common Stock Issued for Software Development	-	-	970

Changes in Assets and Liabilities:
Increase (Decrease) in Accrued Expenses	(7,529)	117,770	138,723
Increase in Accrued Interest	89,851	62,737	152,588
Increase in Liquidating Damages	-	90,000	106,667

Net Cash (Used) in Operating Activities	(118,475)	(356,921)	(611,117)
Cash Flows from Investing Activities:
Purchase of Equipment	-	(2,862)	(2,862)

Net Cash (Used) in Investing Activities	-	(2,862)	(2,862)
Cash Flows from Financing Activities
Proceeds from Issuance of Convertible Debentures	-	-	500,000
Decrease in Stock Subscription Receivable	-	451	451
Net Proceeds from Issuance of Notes Payable	-	170,000	170,000
Proceeds of Loan Payable - Related Party	64,000	-	64,000
Payments of Finance Costs	-	(30,513)	(215,513)
Proceeds from Issuance of Common Stock	-	56,190	106,190
Expense on Sale of Common Stock	-	-	(5,000)
Net Cash Provided by Financial Activities	64,000	196,128	620,128
Increase (Decrease) in Cash	(54,475)	(163,655)	6,149
Cash - Beginning of Period	60,624	224,279	-
Cash - End of Period	$6,149	$60,624	$6,149
Supplemental Cash Flow Information:
Cash Paid for Interest	-	-	-
Cash Paid for Income Taxes	250	250	500
Supplemental Non-Cash Financing Activities:
Subscription Receivable on Sale of Common Stock	-	-	451
Common Stock Warrants Issued as Deferred Finance Costs	-	9,641	9,641
Debt Discount Attributable to Common Stock Warrants
on Notes Payable	-	43,246	43,246
Note Payable Issued as Payment of Deferred Finance Costs	-	14,960	14,960
Exchange Related Party Debt to Contributed Capital	136,572	-	136,572

The accompanying notes are an integral part of these financial statements

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization

Aprecia, Inc. (the Company, was incorporated on December 15, 2005 under the laws of the State of Delaware. The Company has selected June 30 as its fiscal year end.

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

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the year ended June 30, 2008 or for the period December 15, 2005 (inception) through June 30, 2008.

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

Loss Per Share

The computation of loss per share is based on the number weighted average of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as the effect of potentially dilutive securities (convertible debentures - 4,166,667 shares and common stock warrants - 583,111 at June 30, 2008 and June 30, respectively) are anti-dilutive.

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

Software Development

Software development costs are charged to expense as incurred. The Company incurred software development costs of $14,000 during the year ended June 30, 2008, and $228,985 for the period December 15, 2005 (inception) through June 30, 2008.

Reclassifications

Certain items in these financial statements have been reclassified to conform to the current period presentation.

Recently Enacted Accounting Standards

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company has considered the SAB 108 to be not material.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent with comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s year ended 2008, although early adoption is permitted. The adoption of SFAS 157 did not impact the Company’s results of operation and financial condition.

NOTE 2 -   Going Concern

The Company incurred net losses of $339,242 for the year ended June 30, 2008 and $1,312,332 for the period December 15, 2005 (inception) to June 30, 2008. In addition, the Company has a working capital deficiency of $1,021,216 and a stockholders’ deficiency of $1,020,262 at June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. In addition, the Company is seeking other business opportunities but has not yet identified any such opportunity. There can be no assurances that the Company will be able to raise the additional funds it requires.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 -   Convertible Debentures

The Company entered into a Securities Purchase Agreement dated as of March 10, 2006, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), of 7% Convertible Debentures in the principal amount of $500,000. Accrued interest on the convertible debentures as of June 30, 2008 was $80,694. The debentures are collateralized by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets.

The debentures matured on March 10, 2008 and are currently in default. The debentures are convertible at the option of the holder into the Company’s common stock at the rate of $.12 per share. Expenses incurred in connection with the private offering of the debentures were $185,000. Such expenses are carried as deferred finance costs and were amortized over the term of the debt.

Since a registration statement covering the underlying common stock was not filed within 90 days, the Company is required to pay liquidated damages of 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. Accordingly, the Company has accrued $106,667 in liquidated damages and $30,850 interest on the liquidated damages as of June 30, 2008.

NOTE 4 -   Notes Payable

In May 2007 the Company sold $187,000 principal of 7% secured promissory notes (the “Notes”) and 500,000 Class A Common Stock purchase warrants (the “Warrants”) (collectively, the “Securities”) for an aggregate purchase price of $170,000. The Notes were due September 2007 and are secured by the Company’s assets. The Warrants have an exercise price of $.18 per share and a term of five years. In connection with the sale of the Securities, the Company issued as broker’s fees: (i) 83,111 common stock purchase warrants ($.18 exercise price, five year term) and (ii) a promissory note in the amount of $14,963. In addition, the Company incurred legal fees of approximately $30,500 in connection with the sale of the Securities. These costs were amortized over the life of the related debt. The debentures are collateralized by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets. The Company is currently accruing interest at the default rate of 18% per annum. Total accrued interest as of June 30, 2008 is $40,180.

NOTE 5 -   Loan Payable – Related Party

During the twelve months ended June 30, 2008 a stockholder loaned the Company a total of $64,000. The loan bears interest at 6% per annum and is due November 2008. Interest accrued and owed on this loan amounted to $863.

NOTE 6 -   Common Stock

In March 2006, the Company sold 4,510,000 shares of common stock valued at $451 to the founders of the Company.

In March 2006, the Company issued 9,700,000 shares of common stock valued at $970 for software development costs.

In March 2006, the Company sold 2,083,000 shares of common stock to a private investor for $50,000, and paid cash commissions of $5,000.

In October 2006, the Company completed a private placement of 468,264 shares of its common stock for gross proceeds of $56,190.

NOTE 7 -   Preferred Stock

The Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of Preferred Stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of the Preferred Stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the Common Stock. Furthermore, the Board of Directors could issue Preferred Stock with voting and other rights that could adversely affect the voting power of the holders of the Common Stock.

NOTE 8 -   Related Party Transactions

In September 2007 the Company agreed to provide its CEO with a full release from all non-complete and non-solicitation clauses in their agreements, either written and oral, and either explicit and implied, in exchange for full settlement of any outstanding debts owed to the CEO that are unpaid. Accordingly, $136,572 (the amount of indebtedness) was credited to additional paid-in capital in connection with such release. In addition, the Company granted the CEO a non-exclusive, worldwide, royalty-free right and license to use the Monitor Plus software source code, and all derivative works thereof, in return for agreement to render reasonable assistance in the winding down of the Company’s original business plans.

NOTE 9 -  Commitments and Contingencies

  Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

NOTE 10 -  Income Taxes

At June 30, 2008, the Company had net operating loss carry-forwards for federal tax purposes of approximately $1,295,000 which are available to offset future taxable income, if any, through 2026. Under Federal Tax Law IRC Section 382, certain significant changes may restrict the utilization of these loss carry-forwards.

At June 30, 2008 the Company had deferred tax asset of approximately $440,469 representing the benefit of its net operating carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation of allowance of approximately $440,469.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 24, 2008, the Company changed its independent registered public accounting firm from Wolinetz, Lafazan & Company, CPA's, P.C. (“Wolinetz”) to Michael F. Albanese, CPA (“Albanese”) as our new independent accountants to audit our financial statements for the fiscal year ending June 30, 2008. This change was made solely in an effort to reduce our overall cost given our limited resources.

The report of Wolinetz on the financial statements for the fiscal year ended June 30, 2007 did not contain any adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for the following:

“…the Company has incurred operating losses since inception, has had no revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Controls — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and the related guidance provided in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies also issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors and hold the offices set forth opposite their names.

Name	Age	Position

Isidore Sobkowski	52	President, Chief Executive Officer, Interim Chief Financial Officer and Director

Solomon Lax	49	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that a company’s directors and certain of its officers file reports of ownership and changes of ownership of such company’s common stock with the SEC. Based solely on copies of such reports provided to us, we believe that all directors and officers filed on a timely basis all such reports required of them with respect to stock ownership and changes in ownership during fiscal year ended June 30, 2008.

Code of Ethics

Our Board has not adopted a code of ethics that applies to all of our directors, employees and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Committees

Since inception, we have never had any audit committee or any other committee of the Board.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to our Chief Executive Officer for services rendered in all capacities to us during the years ended June 30, 2008, 2007 and 2006. There were no other compensated executive officers during the years ended June 30, 2008, 2007 and 2006.

	Long-Term Compensation
	Annual Compensation					Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Isidore Sobkowski	2008	46,573	(1)	0	0	0	0	0	0	0
	2007	180,000	(1)	0	0	0	0	0	0	91,995
	2006	60,000		0	0	0	0	0	0	60,000

(1) Of this amount, $90,000 was paid in cash and the remainder represents accrued salary, which was ultimately contributed to paid-in capital on September 30, 2007.

As of June 30, 2008, we have not entered into any employment agreements with Mr. Sobkowski or any other individual. Mr. Sobkowski is not currently receiving any compensation from the Company in exchange for his services; however, he is reimbursed for out of pocket expenses he incurs in providing services to the Company

Outstanding Equity Awards at June 20, 2008

During 2008, Mr. Sobkowski was not granted any options or other equity from the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is the ownership, as of June 30, 2008, of the number of shares and percentage of our common stock beneficially owned by: (i) each of our directors, (ii) each of our executive officers listed in the above summary compensation table, (iii) all of our directors and executive officers as a group, and (iv) all person or entities known to beneficially own more than 5% of our outstanding common stock.

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

(1) Unless otherwise indicated, the address of each beneficial owner is c/o Aprecia, Inc., 1177 High Ridge Rd., Stamford, CT 06905.
(2) Applicable percentage ownership is based on 16,761,597 shares of common stock outstanding as of June 30, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2008, which are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

In March 2006, the Company sold 4,510,000 shares of common stock valued at $451 to the founders of the Company.

On March 6, 2006, we entered into the APA with Isidore Sobkowski, our Chief Executive Officer. Pursuant to the APA, we acquired certain assets from Mr. Sobkowski relating to software based on open source induction technology designed to enable the automatic discovery of patterns and the automatic creation of rules for raw data. In consideration of the purchase and sale of the Assets, we issued to Mr. Sobkowski 9,700,000 shares of our common stock.

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

In September 2007 the Company agreed to provide Mr. Isidore Sobkowski, its Chief Executive Officer and Interim Chief Financial Officer with a full release from all non-complete and non-solicitation clauses in their agreements, either written and oral, and either explicit and implied, in exchange for full settlement of any outstanding debts owed to Mr. Isidore Sobkowski that are unpaid. Accordingly, $135,000 (the amount of indebtedness) was credited to additional paid-in capital in connection with such release. In addition, the Company granted Mr. Isidore Sobkowski a non-exclusive, worldwide, royalty-free right and license to use the Monitor Plus software source code, and all derivative works thereof, in return for agreement to render reasonable assistance in the winding down of the Company’s original business plans.

Director Independence

We do not have any independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Audit fees include fees for audit or review services in accordance with generally accepted auditing standards and fees for services that generally only our auditors provide, such as statutory audits and review of documents filed with the SEC.

The aggregate fees, rounded to the nearest thousand dollars, billed by Wolinetz, independent registered public accountant, for consolidated auditing services to us for the years ended June 30, 2008 and June 30, 2007 were $6,000 and $24,000, respectively.

The aggregate fees, rounded to the nearest thousand dollars, billed by Albanese, independent registered public accountant, for consolidated auditing services to us for respect to the year ended June 30, 2008 were $7,500.

Audit Related Fees

Audit-related fees include fees for assurance and related services that are traditionally performed by our auditors. These services include due diligence on acquisition targets and consultation in connection with financial and accounting standards.

The aggregate fees, rounded to the nearest thousand dollars, paid to, or accrued for Wolinetz, our then independent registered public accountant, for audit-related services to us for the years ended June 30, 2008 and June 30, 2007 were $0.

The aggregate fees, rounded to the nearest thousand dollars, paid to, or accrued for Albanese, our independent registered public accountant, for audit-related services to us for the years ended June 30, 2008 were $0.

Tax Fees

Tax fees include fees for services that are performed by professional tax staff other than in connection with the audit. These services include tax compliance services, tax planning and tax advice. The aggregate fees, rounded to the nearest thousand dollars, paid to, or accrued for Wolinetz, independent registered public accountant, for tax services to us for the year ended June 30, 2008 and June 30, 2007 were $0.

Tax fees include fees for services that are performed by professional tax staff other than in connection with the audit. These services include tax compliance services, tax planning and tax advice. The aggregate fees, rounded to the nearest thousand dollars, paid to, or accrued for Albanese, independent registered public accountant, for tax services to us for the year ended June 30, 2008 were $0.

All Other Fees

During the year ended June 30, 2008 and June 30, 2007 the aggregate fees, rounded to the nearest thousand dollars, paid to, or accrued for Wolinetz, independent registered public accountant, for all other services were $0.

During the year ended June 30, 2008 the aggregate fees, rounded to the nearest thousand dollars, paid to, or accrued for Albanese, independent registered public accountant, for all other services were $0.

PART IV

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits pursuant to Regulation S-K:

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-K	DESCRIPTION	LOCATION

3.1	Articles of Incorporation	Incorporated by Reference to the Registration Statement on Form SB-2 filed on November 13, 2006 (File No. 333-138625).

3.2	Bylaws	Incorporated by Reference to the Registration Statement on Form SB-2 filed on November 13, 2006 (File No. 333-138625).

4.1	Securities Purchase Agreement dated March 10, 2006 by and between the Company and Alpha Capital Aktiengesellschaft, Double U Master Fund LP, Tobanna Enterprises Corp., and CMS Capital	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

4.2	7% Convertible Debenture dated March 10, 2006 issued to Alpha Capital Aktiengesellschaft	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

4.3	Registration Rights Agreement dated March 10, 2006 by and between the Company and Alpha Capital Aktiengesellschaft, Double U Master Fund LP, Tobanna Enterprises Corp., and CMS Capital	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

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

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

APRECIA, INC.

November 12, 2008	By:	/s/ Isidore Sobkowski
Isidore Sobkowski, President, Chief Executive Officer and Interim Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant in and the capacities and on the dates indicated.

November 12, 2008	By:	/s/ Isidore Sobkowski
President, Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Accounting Officer)

November 12, 2008	By:	/s/ Solomon Lax
Director

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

Commission file number 000-51968

Index to Exhibits

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-K	DESCRIPTION	LOCATION

3.1	Articles of Incorporation	Incorporated by Reference to the Registration Statement on Form SB-2 filed on November 13, 2006 (File No. 333-138625).

3.2	Bylaws	Incorporated by Reference to the Registration Statement on Form SB-2 filed on November 13, 2006 (File No. 333-138625).

4.1	Securities Purchase Agreement dated March 10, 2006 by and between the Company and Alpha Capital Aktiengesellschaft, Double U Master Fund LP, Tobanna Enterprises Corp., and CMS Capital	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

4.2	7% Convertible Debenture dated March 10, 2006 issued to Alpha Capital Aktiengesellschaft	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

4.3	Registration Rights Agreement dated March 10, 2006 by and between the Company and Alpha Capital Aktiengesellschaft, Double U Master Fund LP, Tobanna Enterprises Corp., and CMS Capital	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

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