Form 10-Q
period 2008-09-30
APRECIA INC
filed 2008-11-19
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended September 30, 2008

APRECIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4378866
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer
Or Organization)	Identification No.

1177 High Ridge Road, Stamford, CT	06905
(Address of Principal Executive Offices)	(Zip Code)

 203-321-1285
(Registrant’s Telephone Number, Including Area Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of September 30, 2008 the issuer had 16,761,597 shares of common stock, $0.0001 par value, issued and outstanding.

APRECIA, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2008	June 30. 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:

Cash and Cash Equivalents	$1,305	$6,149

Total Current Assets	1,305	6,149

Property and Equipment, Net	715	954

Total Assets	$2,020	$7,103

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Convertible Debentures	$500,000	$500,000
Notes Payable	201,960	201,960
Loan Payable-Related Party	64,000	64,000
Accrued Expenses	32,150	2,150
Accrued Liquidated Damages	106,667	106,667
Accrued Interest	176,186	152,588

Total Current Liabilities	1,080,963	1,027,365

Commitments and Contingencies

Stockholder’s Deficiency:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common Stock, $.0001 par value; 250,000,000 shares authorized,
16,761,597 issued and outstanding	1,676	1,676
Additional Paid in Capital	290,394	290,394
Deficit Accumulated During the Development Stage	(1,371,013)	(1,312,332)

Total Stockholders’ Deficiency	(1,078,9433)	(1,020,262)

Total Liabilities and Stockholders’ Deficiency	$2,020	$7,103

The accompanying notes are an integral part of these financial statements

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)

			For the Period
	For the Three	For the Three	December 15, 2005
	Months Ended	Months Ended	(Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008

Net Revenues	$-	$-	$-

Costs and Expenses:
Officers Compensation	-	45,000	286,573
Software Development	-	42,000	228,985
Other General and Administrative Expenses	35,083	32,653	272,243

Total Costs and Expenses	35,083	119,653	787,801

Loss from Operations	(35,083)	(119,653)	(787,801)

Other Expenses:
Amortization of Deferred Finance Costs	-	(58,726)	(240,113)
Amortization of Deferred Debt Discount	-	(37,654)	(60,246)
Interest Expense	(23,598)	(17,352)	(176,186)
Liquidated Damages	-	-	(106,667)

Total Other Expenses	(23,598)	(113,732)	(583,212)

Net Loss	$(58,681)	$(233,385)	$(1,371,013)

Weighted Average Common Shares
Outstanding – Basic and Diluted	16,761,597	16,761,597

Net Loss Per Common Share	$(.00)	$(.01)

The accompanying notes are an integral part of these financial statements.

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD DECEMBER 15, 2005 (INCEPTION) TO SEPTEMBER 30, 2008

							Deficit
							Accumulated
					Additional	Deferred	During the
	Preferred Stock		Common Stock		Paid-In	Finance	Development
	Shares	Amount	Shares	Amount	Capital	Costs	Stage	Total

Common Stock issued to Founders	-	$-	4,510,000	$451	$-	$-	$-	$451

Common Stock Issued for Software
Development - at Par Value	-	-	9,700,000	970	-	-	-	970

Common Stock Issued to a Private
Investor - at $.024 Per Share	-	-	2,083,333	208	49,792	-	-	50,000

Commissions on Sale of Common Stock	-	-	-	-	(5,000)	-	-	(5,000)

Net Loss for the Period	-	-	-	-	-	-	(210,104)	(210,104)

Balance - June 30, 2007	-	-	16,293,333	1,629	44,792	-	(210,104)	(163,683)

Common Stock Issued Pursuant to a Private
Placement at $.12 Per Share	-	-	468,264	47	56,143	-	-	56,190

Common Stock Warrants Issued as Deferred
Finance Costs on Note Payable - 83,111
at $.116 Per Warrant	-	-	-	-	9,641	(9,641)	-	-

Debt Discount on Loan Payable	-	-	-	-	43,246	-	-	43,246

Amortization of Deferred Finance Costs	-	-	-	-	-	3,615	-	3,615

Net Loss for the Year Ended
June 30, 2007	-	-	-	-	-	-	(762,986)	(762,986)

Balance - June 30, 2007	-	-	16,761,597	1,676	153,822	(6,026)	(973,090)	(823,618)

Amortization of Deferred
Finance Costs	-	-	-	-	-	6,026	-	6,026

Debt Forgiven by CEO	-	-	-	-	136,572	-	-	136,572

Net Loss for the Year Ended
June 30, 2008	-	-	-	-	-	-	(339,242)	(339,242)

Balance - June 30, 2008	-	-	16,761,597	1,676	290,394	-	(1,312,332)	(1,020,262)

Net Loss for the Three Months Ended
September 30, 2008	-	-	-	-	-	-	(58,681)	(58,681)

Balance September 30, 2008	-	-	$16,761,597	$1,676	$290,394	-	$(1,371,013)	$(1,078,943)

The accompanying notes are an integral part of these financial statements

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period
	For the Three	For the Three	December 15, 2005
	Months Ended	Months Ended	(Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008

Cash flows from Operating Activities:
Net Loss	$(58,681)	$(233,385)	$(1,371,013)
Adjustments to Reconcile Net Loss to
Net Cash (Used) in Operating Activities:
Amortization of Debt Discount	-	37,654	60,246
Amortization of Deferred Finance Costs	-	58,726	240,113
Depreciation Expense	239	239	2,147
Common Stock Issued for Software Development	-	-	970
Changes in Assets and Liabilities:
Increase in Accrued Expenses	30,000	62,542	168,723
Increase in Accrued Interest	23,598	17,352	176,186
Increase in Accrued Liquidated Damages	-	-	106,667

Net Cash Used in Operating Activities	(4,844)	(56,872)	(615,961)

Cash Flows from Investing Activities:
Purchase of Equipment	-	-	(2,862)

Net Cash Used in Investing Activities	-	-	(2,862)

Cash Flows from Financing Activities:
Decrease in Stock Subscription Receivable	-	-	451
Proceeds from Issuance of Convertible Debentures	-	-	500,000
Proceeds from Issuance of Notes Payable	-	-	170,000
Payments of Finance Costs	-	-	(215,513)
Proceeds from Issuance of Common Stock	-	-	106,190
Expense on Sale of Common Stock	-	-	(5,000)
Proceeds of Loan Payable – Related Party	-	-	64,000

Net Cash Provided by Financial Activities	-	-	620,128

Increase (Decrease) in Cash	(4,844)	(56,872)	1,305

Cash – Beginning of Period	6,149	60,624	-

Cash – End of Period	$1,305	$3,752	$1,305

The accompanying notes are an integral part of these financial statements

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited) Continued

			For the Period
	For the Three	For the Three	December 15, 2005
	Months Ended	Months Ended	(Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$-	$500

Supplemental Non-Cash Financing Activities:
Subscription Receivable on Sale of
Common Stock	$-	$-	$451

Common Stock Warrants Issued as
Deferred Finance Costs	$-	$-	$9,641

Debt Discount Attributable to Common
Stock Warrants on Notes Payable	$-	$-	$43,246

Note Payable Issued as Payment of
Deferred Finance Costs	$-	$-	$14,960

Exchange Related Party Debt to
Contributed Capital	$-	$-	$136,572

The accompanying notes are an integral part of these financial statements

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization and Basis of Presentation

Aprecia, Inc. (the “Company”), was incorporated on December 15, 2005 under the laws of the State of Delaware. The Company has selected June 30, as its fiscal year end.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7 The Company originally had planned on becoming involved in the business of identifying money laundering in various sporting venues. It has since dropped such plans and is now seeking other business opportunities but has not yet identified any such opportunity. There is no assurance, however, that the Company will achieve its objectives or goals.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Certain items in these financial statements have been reclassified to conform to the current period presentation.

NOTE 2 -  Going Concern

The Company incurred net losses of $58,681 for the three months ended September 30, 2008 and $1,371,013 for the period December 15, 2005 (inception) to September 30, 2008. In addition, the Company has a working capital deficiency of $1,079,658 and a stockholders’ deficiency of $1,078,943 at September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

APRECIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - Convertible Debentures

The Company entered into a Securities Purchase Agreement dated as of March 10, 2006, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), of 7% Convertible Debentures in the principal amount of $500,000. Accrued interest on the convertible debentures as of September 30, 2008 was $89,444. The debentures are collateralized by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets.

The debentures matured March 10, 2008. The debentures are convertible at the option of the holder into the Company’s common stock at the rate of $.12 per share. Expenses incurred in connection with the private offering of the debentures were $185,000. Such expenses are carried as deferred finance costs and were amortized over the term of the debt.

Since a registration statement covering the underlying common stock was not filed within 90 days, the Company is required to pay liquidated damages of 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. Accordingly, the Company has accrued $106,667 in liquidated damages and $35,650 interest on the liquidated damages as of September 30, 2008.

NOTE 4 - Loan Payable

    During the twelve months ended June 30, 2008 a stockholder loaned the Company a total of $64,000. The loan bears interest at the rate of 6% per annum and is due November 2008. Interest accrued and owed on this loan amounted to $1,822.

NOTE 5 - Notes Payable

In May 2007 the Company sold $187,000 principal of 7% secured promissory notes (the “Notes”) and 500,000 Class A Common Stock purchase warrants (the “Warrants”) (collectively, the “Securities”) for an aggregate purchase price of $170,000. The Notes were due September 2007 and are secured by the Company’s assets. The Warrants have an exercise price of $.18 per share and a term of five years. Accrued interest on the notes payable as of September 30, 2008 was $49,268. In connection with the sale of the Securities, the Company issued as broker’s fees: (i) 83,111 common stock purchase warrants ($.18 exercise price, five year term) and (ii) a promissory note in the amount of $14,960. In addition, the Company incurred legal fees of approximately $30,500 in connection with the sale of the Securities. These costs were amortized over the life of the related debt.

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
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 9 - Commitments and Contingencies

Legal Proceedings

From time to time, the Company maybe named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

 The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes thereto which are included in this annual report and the Company’s financial statements and notes thereto included elsewhere in this Report.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

☐	being a development stage company with very limited operating history;

☐ dependence on key personnel;

☐ personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

☐ potentially being unable to obtain additional financing to complete an initial transaction;

☐ limited pool of prospective business opportunities;

☐ securities’ ownership being concentrated; and

☐ potential change in control if we sell the Company or acquire a businesses for stock;

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

General

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

Going Concern

We incurred net losses of $58,681 for the three months ended September 30, 2008, and $1,371,013 for the period December 15, 2005 (inception) to September 30, 2008. In addition, the Company has a working capital deficiency of $1,079,658 and a stockholders’ deficiency of $1,078,943 at September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

There can be no assurance that sufficient funds required for us to sustain operations will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease our current limited operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

We are attempting to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. There can be no assurances that we will be able to raise the additional funds we require. Our Management continues to meet operating deficits primarily through short-term borrowings and is attempting to utilize other debt and dilutive and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

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

Net Loss

Our net loss was $58,681 for the quarter ended September 30, 2008 compared to $233,385 for the quarter ended September 30, 2007. Our net loss for the period December 15 2005 (inception) to September 30, 2008 was
$1,371,014

Costs and Expenses

Costs and expenses were $35,083 for the quarter ended September 30, 2008 compared to $119,653 for the quarter ended September 30, 2007 and consisted primarily of administrative expenses for the quarter ended September 30, 2008 and officer’s compensation and software development for the quarter ended September 30, 2007. Costs and expenses for the period December 15, 2005 (inception) to September 30, 2008 was $787,801.

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

Income Taxes

The Company has paid only minimum state taxes to date. The Company has unused federal and state tax net operating loss carry-forwards of approximately $1,300,000 as of September 30, 2008. Substantially all of the net operating loss carry-forwards expire in 2021.

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

Employees

As of September 30, 2008, we had no full-time employees and one part-time employee, our President, CEO and Interim CFO, Isidore Sobkowski. No employees are presently represented by any labor unions. Our relations with Mr. Sobkowski are good.

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

In September 2007, we agreed to provide our CEO, Mr. Sobkowski, with a full release from all non-compete and non-solicitation clauses in his agreements, either written and oral, and either explicit and implied, in exchange for full settlement of any outstanding debts owed to him that are unpaid. In addition, we granted the CEO a non-exclusive, worldwide, royalty-free right and license to use the MonitorPlus software source code, and all derivative works thereof, in return for agreement to render reasonable assistance in the winding-down of the Company’s original business plans. That winding-down continues as of the date of this Report.

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

Item 3.  Quantitative And Qualitative Disclosure About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices, and other market-driven rates or prices. Our current business and, accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. We have not engaged in any hedging activities with respect to the market risk to which we are exposed. Our only material market risk exposure relates to fluctuations in interest rates. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Interim Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 30, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Interim Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As a result of the ineffectiveness of our controls, a description of a litigation in which the Company is a party was not accurately described in the Company’s Form 10K filed on April 15, 2008. In addition, the Company’s financial statements did not reflect a reserve relating to a judgment against the Company in this litigation. The Company is currently in the process of evaluating its options to fix the deficiency in internal controls.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2008 under the criteria set forth in the in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.   Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company's limited resources.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable to the Company as it is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

The March 2006 Convertible Debentures described above matured on March 10, 2008 and because the Company could not repay them they are currently in default. Furthermore, since a registration statement covering the common stock to be issued upon conversion of the March 2006 Convertible Debentures was not filed within 90 days of the closing, the Company is required to pay liquidated damages equal to 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. Accordingly, the Company has accrued $106,667 in liquidated damages and $35,650 in interest on the liquidated damages as of September 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

None

Exhibits

31.1	Certification of President and Chief Executive Officer and Interim Chief Financial Officer (one person) pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1
Certification of President and Chief Executive Officer and Interim Chief Financial Officer (one person) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

APRECIA, INC.

November 18, 2008	By: /s/Isidore Sobkowski
Isidore Sobkowski, President, Chief Executive Officer
And Interim Chief Financial Officer