Form 10-Q
period 2008-12-31
APRECIA INC
filed 2012-02-28
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

APRECIA, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-4378866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Dolson Road
Monsey, NY 10952
(Address of principal executive offices)

646-378-8008
(Issuer’s telephone number)

1177 High Ridge Road, Stamford, CT 06905
(Former name, former address and former fiscal year
if changed since last year)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company filer. See the definition of “accelerated filer” and “large accelerated filer,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one) Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,761,597 shares of Common Stock, as of November 10, 2009.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

APRECIA, INC.

FORM 10-QSB

TABLE OF CONTENTS
		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements	F-1

ITEM 2	MManagement's Discussion and Analysis and Results of Operations	4

ITEM 3	Controls and Procedures	11

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings	12

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds.	12

ITEM 3	Defaults Upon Senior Securities	12

ITEM 4	Submission of Matters to a Vote of Security Holders.	12

ITEM 5	Other Information	12

ITEM 6	Exhibits	13

SIGNATURES		15

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Balance Sheets as of December 31, 2008 (Unaudited) and June 30, 2008	F-2

Statements of Operations for the Six Months Ended December 31, 2008 and 2007, and for the Period from December 15, 2005 (Inception) through December 31, 2008 (Unaudited)	F-3

Statements of Operations for the Three Months Ended December 31, 2008 and 2007 (Unaudited)	F-4

Statement of Stockholders’ Deficit for the Period from December 15, 2005 (Inception) to December 31, 2008 (Unaudited)	F-5

Statements of Cash Flows for the Three Months and Six Months Ended December 31, 2008 and 2007, and for the Period from December 15, 2005 (Inception) to December 31, 2008 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7

Aprecia, Inc.
( A Development Stage Company)
Balance Sheets

	December 31, 2008	June 30, 2008
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$17,616	$6,149

Total Current Assets	17,616	6,149

Property and Equipment, Net	476	954

Total Assets	$18,092	$7,103

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$-	$2,150
Accrued Interest	213,647	152,588
Accrued liquidated damages	106,667	106,667
Convertible debentures	515,466	500,000
Loan payable - related party	64,000	64,000
Notes payable	228,994	201,960

Total Current Liabilities	1,128,774	1,027,365

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized,;
none issued or outstanding	-	-
Common stock: $0.0001 par value; 250,000,000 shares authorized;
16,761,597 shares issued and outstanding	1,676	1,676
Additional paid-in capital	290,394	290,394
Deficit accumulated during the development stage	(1,402,752)	(1,312,332)

Total Stockholders' Deficit	(1,110,682)	(1,020,262)

Total Liabilities and Stockholders' Deficit	$18,092	$7,103

See accompanying notes to the financial statements.

Aprecia, Inc.
( A Development Stage Company)
Statements of Operations

			For the Period from
	For the Six Months	For the Six Months	December 15, 2005
	Ended	Ended	(inception) through
	December 31, 2008	December 31, 2007	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$-	$-	$-

OPERATING EXPENSES:
Salaries and wanges - Officer	-	45,000	286,573
Software development	-	42,000	228,985
General and administrative expenses	61,511	44,946	298,671

Total operating expenses	61,511	131,946	814,229

Loss from Operation	(61,511)	(131,946)	(814,229)

Other (Income) Expense:
Amortization of deferred debt discount	-	37,654	60,246
Amortization of deferred finance costs	-	81,851	240,113
Forgiveness of debt	(32,150)	-	(32,150)
Interest expense	61,059	40,201	213,647
Liquidated damages	-	-	106,667

Total other expenses	28,909	159,706	588,523

Loss before Income Tax Provision	(90,420)	(291,652)	(1,402,752)

Income Tax Provision	-	-	-

NET LOSS	$(90,420)	$(291,652)	$(1,402,752)

NET LOSS PER COMMON SHARE:
- BASIC AND DILUTED	$(0.01)	$(0.02)

Weighted average common shares outstanding:
- basic and diluted	16,761,597	16,761,597

See accompanying notes to the financial statements.

( A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)

Net Revenues	$-	$-

OPERATING EXPENSES:
General and administrative expenses	26,428	12,293

Total operating expenses	26,428	12,293

Loss from Operation	(26,428)	(12,293)

Other (Income) Expense:
Amortization of deferred finance costs	-	23,125
Forgiveness of debt	(32,150)	-
Interest expense	37,461	22,849

Total other expenses	5,311	45,974

Loss before Income Tax Provision	(31,739)	(58,267)

Income Tax Provision	-	-

NET LOSS	$(31,739)	$(58,267)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	16,761,597	16,761,597

See accompanying notes to the financial statements.

Aprecia, Inc.
( A Development Stage Company)
Statement of Stockholders' Deficit
For the Period from December 15, 2005 (Inception) through December 31, 2008
(Unaudited)
					Deficit
					Accumulated
	Common Stock, $0.0001 Par Value		Additional	Stock	during the	Total
	Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivavle	Stage	Deficit

Balance,December 15, 2005 (Inception)	-	$-	$-	$-	$-	$-

Common stock sold to founders	4,510,000	451	-	(451)	-	-

Common stock issued for software development
at par	9,700,000	970	-		-	970

Common stock issued to a private investor
at $0.024 per share	2,083,333	208	49,792		-	50,000

Commissions on sale of common stock			(5,000)		-	(5,000)

Net loss					(210,104)	(210,104)

Balance, June 30, 2006	16,293,333	1,629	44,792	(451)	(210,104)	(164,134)

Collection of stock subscription receivable				451	-	451

Common stock issued pursuant to a private
placement at $0.12 per share	468,264	47	56,143		-	56,190

Warrants to purchase 500,000 common shares
with an exercise price of $0.18 per share
issued in connection with note payable			43,246		-	43,246

Warrants to purchase 83,111 common shares
with an exercise price of $0.18 per share
issued in connection with note payable			9,641		-	9,641

Warrants to purchase 83,111 common shares
with an exercise price of $0.18 per share
issued in connection with note payable			(9,641)		-	(9,641)

Amortization of deferred financing costs			3,615		-	3,615

Net loss					(762,986)	(762,986)

Balance, June 30, 2007	16,761,597	1,676	147,796	-	(973,090)	(823,618)

Amortization of deferred financing costs			6,026		-	6,026

Forgiveness of debt by the stockholder			136,572		-	136,572

Net loss					(339,242)	(339,242)

Balance, June 30, 2008	16,761,597	1,676	290,394	-	(1,312,332)	(1,020,262)

Net loss	-	-	-	-	(90,420)	(90,420)

Balance, December 31, 2008	16,761,597	$1,676	$290,394	$-	$(1,402,752)	$(1,110,682)

See accompanying notes to the financial statements.

Aprecia, Inc.
( A Development Stage Company)
Statements of Cash Flows
			For the Period from
	For the Six Months	For the Six Months	December 15, 2005
	Ended	Ended	(inception) through
	December 31, 2008	December 31, 2007	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,420)	$(291,652)	$(1,402,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	478	477	2,386
Amortization of debt discount		37,654	60,246
Amortization of deferred financing costs		81,851	240,113
Common stock issued for software development	-	-	970
Common stock issued for compensation	-	-	451
Changes in operating assets and liabilities:
Accrued expenses	(2,150)	43,042	136,573
Accrued interest	61,059	40,200	213,647
Accrued liquidated damages	-	-	106,667

NET CASH USED IN OPERATING ACTIVITIES	(31,033)	(88,428)	(641,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(2,862)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	(2,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Convertible Debentures	15,466	-	515,466
Proceeds from Issuance of Notes Payable	27,034	-	197,034
Payment of Financing Costs	-	-	(215,513)
Proceeds from Issuances of Common Stock	-	-	106,190
Expense of Sale of Common Stock	-	-	(5,000)
Proceeds of Loan Payable - Related Party	-	28,000	64,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	42,500	28,000	662,177

NET CHANGE IN CASH	11,467	(60,428)	17,616

Cash at beginning of period	6,149	60,624	-

Cash at end of period	$17,616	$196	$17,616

SUPPLEMENTAL DISCLOSURE
OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$500

NON CASH FINANCING AND INVESTING ACTIVITIES:
Note payable issued as payment of dererred finance costs	$-	$-	$14,960
Forgiveness of debt by a stockholder and an officer	$-	$-	$136,572

See accompanying notes to the financial statements.

Aprecia, Inc.
(A Development Stage Company)
December 31, 2008 and 2007
Notes to the Financial Statements
(Unaudited)

Note 1 - Organization and Operations

Aprecia, Inc.

Aprecia, Inc. (the “Company”), a development stage company, was incorporated on December 15, 2005 under the laws of the State of Delaware. Initial operations have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.  The Company has not generated any revenues since inception. The Company originally had planned on becoming involved in the business of identifying money laundering in various sporting venues. It has since dropped such plans and is now seeking other business opportunities but has not yet identified any such opportunity. There is no assurance, however, that the Company will achieve its objectives or goals.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2008 and notes thereto contained in Form 10K as filed with the SEC on November 12, 2008.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification.  Although the Company has recognized some nominal amount of revenues since inception, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and the estimated useful lives of property and equipment; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, convertible debentures, notes payable, loan payable, accrued expenses, accrued liquidated damages and accrued interest approximate their fair values because of the short maturity of these instruments.

The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2008.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Management will periodically review the recoverability of the capitalized property and equipment. Management takes into consideration various information including, but not limited to, historical production records taken from previous property and equipment operations, results of development activities conducted to date, estimated future prices and reports and opinions of outside consultants. When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Fiscal Year End

The Company elected June 30 as its fiscal year ending date.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from five (5) years to twenty (20) years.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of income and comprehensive income.  Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

☐
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate employee termination behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

☐
Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

☐
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

☐
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“Section 505-50-30”).

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

☐
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

☐
Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

☐
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

☐
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income (loss) in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2008 or 2007.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the year ended December 31, 2010 and 2009 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended December 31, 2008	For the Interim Period Ended December 31, 2007

Convertible debentures at 7% interest convertible at the option of the holder into the Company’s common stock at the rate of $.12 per share, issued on March 10, 2006 matured on March 10, 2008, 24 months from the date of the issuance	4,295,550	4,166,667

Warrants issued in connection with notes payable issued in May 2007 with an exercise price of $0.18 per share expiring five (5) years from the date of issuance	500,000	500,000

Warrants issued as broker’s fees in connection with notes payable issued in May 2007 with an exercise price of $0.18 per share expiring five (5) years from the date of issuance	83,111	83,111

Total potentially outstanding dilutive common shares	4,878,661	4,749,778

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

●	An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

●	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

●	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at December 31, 2008, a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to commence operations and generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Convertible Debentures

On March 10, 2006 the Company entered into four (4) Securities Purchase Agreements (“Securities Purchase Agreements”) maturing 24 months from the date of the issuance, with investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), of 7% Convertible Debentures in the principal amount of $500,000. The debentures are collateralized by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets and convertible at the option of the holder into the Company’s common stock at the rate of $.12 per share.  Expenses incurred in connection with the private offering of the debentures were $185,000, which were carried as deferred finance costs and being fully amortized over the term of the debt.

On December 15, 2008, the principal amount of the debentures increased to $515,466. The interest on the increased portion of the principal amount shall be accrued from the date of the amendment.

Accrued interest on the convertible debentures as of December 31, 2008 was $112,168.

Since a registration statement covering the underlying common stock was not filed within 90 days, the Company is required to pay liquidated damages of 2% of the principal amount of $500,000 per month plus interest at the rate of 18%, per annum, if the Company fails to pay the liquidated damages within seven days. Accordingly, the Company has accrued $106,667 in liquidated damages and $40,446 interest on the liquidated damages as of December 31, 2008.

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

Note 6 - Related Party Transactions

Loan Payable - Related Party

During the twelve months ended June 30, 2008 a stockholder loaned the Company a total of $64,000. The loan bears interest at the rate of 6% per annum and is due November 30, 2008. The loan is currently in default.

Free office space from its majority stockholder and Chief Executive Officer

The Company has been provided office space by its majority stockholder and Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 7 – Stockholders’ Deficit

Shares Authorized

Upon formation the Company is authorized to issue two classes of stock. One class of stock shall be Common Stock, par value $0.0001, of which the Corporation shall have the authority to issue 250,000,000 shares. The second class of stock shall be Preferred Stock, par value $0.0001, of which the Corporation shall have the authority to issue 10,000,000 shares. The Preferred Stock, or any series thereof, shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be expressed in the resolution or resolutions providing for the issue of such stock adopted by the board of directors and may be made dependent upon facts ascertainable outside such resolution or resolutions of the board of directors, provided that the matter in which such facts shall operate upon such designations, preferences, rights and qualifications; limitations or restrictions of such class or series of stock is clearly and expressly set forth in the resolution or resolutions providing for the issuance of such stock by the board of directors.

Common Stock

On December 15, 2005, the Company issued 4,510,000 shares of common stock at par ($0.0001 per share) for valued at $451 as compensation.

On March 6, 2006, the Company issued 9,700,000 shares of common stock at $0.01 per share for total cash proceeds of $97,000.

On March 10, 2006, the Company issued 2,083,333 shares of common stock at $0.024 per share for total cash proceeds of $50,000.

On October 31, 2006, the Company issued 468,264 shares of common stock at $0.12 per share for total cash proceeds of $56,192.

Note 8 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as following:

Notes payable

On September 23, 2009, the Company issued a note payable in amount of $10,000.

On May 12, 2010 the Company issued a note payable in amount of $5,000.

On October 5, 2010 the Company issued a note payable in amount of $11,500.

Loan from Stockholder

On February 12, 2009 a stockholder loaned the Company $11,000. Such loan bears interest at 6% per annum and is due one (1) year from the date of the loan.

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

Going Concern

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $1,402,752 at December 31, 2008, a net loss of $90,420 and net cash used in operating activities of $31,033 for the interim period then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net Loss

Our net loss was $31,739 for the three months ended December 31, 2008, compared to $58,267 for the quarter ended December 31, 2007. Our net loss was $90,420 for the six months ended December 31, 2008, compared to $291,652 for the six months ended December 31, 2007. Our net loss for the period December 15, 2005 (inception) to December 31, 2008 was $1,402,752.

Costs and Expenses

Costs and expenses were $26,428 for the three months ended December 31, 2008, compared to $12,293 for the three months ended December 31, 2007. Costs and expenses were $61,511 for the six months ended December 31, 2008 compared to $131,946 for the six months ended December 31, 2007. Costs and expenses during these periods consisted primarily of officer’s compensation, software development, general and administrative expenses. Costs and expenses for the period December 15, 2005 (inception) to December 31, 2008 was $814,229.

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

An additional aggregate loan amounting to $42,500 was agreed to by five investors.

Employees

As of December 31, 2008, we had no full-time employees.

Related Party Transactions

In September 2007, we agreed to provide our CEO, Mr. Sobkowski, with a full release from all non-compete and non-solicitation clauses in his agreements, either written and oral, and either explicit and implied, in exchange for full settlement of any outstanding debts owed to him that are unpaid. In addition, we granted the CEO a non-exclusive, worldwide, royalty-free right and license to use the MonitorPlus software source code, and all derivative works thereof, in return for agreement to render reasonable assistance in the winding-down of the Company's original business plans. That winding-down continues as of the date of this Report.

Recently Issued Accounting Standards

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”). This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

●
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

●	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

●	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and the estimated useful lives of property and equipment; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“Section 505-50-30”).

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

☐
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

☐
Expected volatility of the entity’s shares and the method used to estimate it. An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility. A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

☐
Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

☐
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Risk Factors

There Is Substantial Doubt As to Our Ability to Continue As a Going Concern Absent The Company Being Sold.

As of December 31, 2008, we had $17,616 in cash. This balance is insufficient to satisfy our cash requirements to support the next 12 month operations and as such we have had to obtain short-term financing from third parties. However, such funding is insufficient to fund the Company as a going concern and as such we must obtain additional funding in a very short period of time, sell the Company or cease operations. As of the date of this Report, Management believes that the only viable option for the Company is to sell Aprecia to a third party and as such we have started to market the Company for sale. However, we can offer no assurance that such effort will be success, of if we do indeed sell the Company, what the terms of such sale would be. Absent the successful sale of the Company, Management believes that we would have to cease operations, liquidate the Company and/or file for bankruptcy, all of which would have a material adverse effect on the Company, its business, operations, finances and common stock.

We Lost Money For The Three Months And Six Months Ended December 31, 2008, from Inception to Date, And Losses Will Continue In The Future Unless We Sell The Company.

We incurred a net loss of $31,739 and $90,420 for the three months and six months ended December 31, 2008, respectively. We anticipate that we will have to rely on external financing for all of our capital requirements. Future losses will continue unless we successfully implement our business plan or sell the Company. Currently, we are dependent upon external financing to fund our operations. We have no assurance that any third party will lend us funds given our current financial condition. If such funds are not available, we will discontinue entirely our operations unless we can sell the Company. If we incur any problems in any of these scenarios, we will experience significant liquidity and cash flow problems and will have to cease operations unless we can sell the Company.

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

Our Common Stock Is Deemed To Be “Penny Stock”, Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements.

Although shares of our common stock have never traded in the public markets and we can offer no assurances that it ever will, our common stock is nonetheless deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Penny stocks are stock:

●	With a price of less than $5.00 per share;

●	That are not traded on a “recognized” national exchange;

●	Whose prices are not quoted on a NASDAQ automated quotation system (NASDAQ-listed stock must still have a price of not less than $5.00 per share); or

●
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

APRECIA, INC.

February 28, 2012	By:	/s/ Isaac Onn
Isaac Onn, President, Chief Executive Officer and Interim Chief Financial Officer