Form 10-Q
period 2009-03-31
APRECIA INC
filed 2012-05-23
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

APRECIA, INC.
(Exact name of small business issuer as specified in its charter)

Commission File No.: 333-138625

Delaware	20-4378866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9 Dolson Road, Monsey, NY 10952
(Address of principal executive offices)

646-378-8008
(Issuer’s telephone number)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one) Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,761,597 shares of Common Stock, as of April 30, 2012.

Transitional Small Business Disclosure Format (check one): Yes ☐No ☒

APRECIA, INC.

FORM 10-Q

TABLE OF CONTENTS
		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements	2

ITEM 2	M Management's Discussion and Analysis and Results of Operations	23

ITEM 4	Controls and Procedures	29

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings	30
	1
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds.	30

ITEM 3	Defaults Upon Senior Securities	30

ITEM 4	Submission of Matters to a Vote of Security Holders.	30

ITEM 5	Other Information	30

ITEM 6	Exhibits	31

SIGNATURES		32

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Aprecia, Inc.
( A Development Stage Company)
Balance Sheets

	March 31, 2009	June 30, 2008
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$17,616	$6,149

Total Current Assets	17,616	6,149

Property and Equipment
Property and equipment	2,862	2,862
Accumulated depreciation	(2,625)	(1,908)

Property and Equipment, Net	237	954

Total Assets	$17,853	$7,103

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$-	$2,150
Accrued interest	252,153	152,588
Accrued liquidated damages	106,667	106,667
Convertible debentures	515,466	500,000
Loan payable - stockholder	64,000	64,000
Notes payable	228,994	201,960

Total Current Liabilities	1,167,280	1,027,365

DERIVATIVE WARRANT LIABILITY	55,326	-

Total Liabilities	1,222,606	1,027,365

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized,;
none issued or outstanding	-	-
Common stock: $0.0001 par value; 250,000,000 shares authorized;
16,761,597 shares issued and outstanding	1,676	1,676
Additional paid-in capital	290,394	290,394
Accumulated deficit	(1,496,823)	(1,312,332)

Total Stockholders' Deficit	(1,204,753)	(1,020,262)

Total Liabilities and Stockholders' Deficit	$17,853	$7,103

See accompanying notes to the financial statements.

Aprecia, Inc.
( A Development Stage Company)
Statements of Operations

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	March 31, 2009	March 31, 2009	March 31, 2008	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
Salaries and wages - Officer	-	-	45,000	-
Software development	-	-	42,000	-
General and administrative expenses	61,750	239	46,800	1,854

Total operating expenses	61,750	239	133,800	1,854

Loss from Operation	(61,750)	(239)	(133,800)	(1,854)

Other (Income) Expense:
Amortization of debt discount	-	-	37,654	-
Amortization of deferred financing costs	-	-	99,837	17,986
Change in the fair value of derivative liability	(437)	(437)	-	-
Forgiveness of debt	(32,150)	-	-	-
Interest expense	99,565	38,506	63,341	23,140

Total other (income) expense	66,978	38,069	200,832	41,126

Loss before Income Tax Provision	(128,728)	(38,308)	(334,632)	(42,980)

Income Tax Provision	-	-	-	-

NET LOSS	$(128,728)	$(38,308)	$(334,632)	$(42,980)

NET LOSS PER COMMON SHARE:
- BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	16,761,597	16,761,597	16,761,597	16,761,597

See accompanying notes to the financial statements.

Aprecia, Inc.
( A Development Stage Company)
Statement of Stockholders' Deficit
For the Interim Period Ended March 31, 2009
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional	Stock		Total
	Number of		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivavle	Deficit	Deficit

Balance, June 30, 2006	16,293,333	$1,629	$44,792	$(451)	$(210,104)	$(164,134)

Collection of stock subscription receivable				451	-	451

Common stock issued pursuant to a private
placement at $0.12 per share	468,264	47	56,143		-	56,190

Warrants to purchase 500,000 common shares
with an exercise price of $0.18 per share
issued in connection with note payable			43,246		-	43,246

Warrants to purchase 83,111 common shares
with an exercise price of $0.18 per share
issued in connection with note payable			9,641		-	9,641

Warrants to purchase 83,111 common shares
with an exercise price of $0.18 per share
issued in connection with note payable			(9,641)		-	(9,641)

Amortization of deferred financing costs			3,615		-	3,615

Net loss					(762,986)	(762,986)

Balance, June 30, 2007	16,761,597	1,676	147,796	-	(973,090)	(823,618)

Amortization of deferred financing costs			6,026		-	6,026

Forgiveness of debt by the stockholder			136,572		-	136,572

Net loss					(339,242)	(339,242)

Balance, June 30, 2008	16,761,597	1,676	290,394	-	(1,312,332)	(1,020,262)

Cumulative adjustment from warrant derivative
liability at January 1, 2009 upon adoption of
FASB ASC 815-40-15 (formerly "EITF 07-5")					(55,763)	(55,763)

Net loss	-	-	-	-	(128,728)	(128,728)

Balance, March 31, 2009	16,761,597	$1,676	$290,394	$-	$(1,496,823)	$(1,204,753)

See accompanying notes to the financial statements.

Aprecia, Inc.
( A Development Stage Company)
Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(128,728)	$(334,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	717	716
Amortization of debt discount	-	37,654
Amortization of deferred financing costs	-	99,838
Changes in operating assets and liabilities:
Accrued expenses	(2,150)	34,292
Accrued interest	99,565	63,340
Derivative warrant liability	(437)	-

NET CASH USED IN OPERATING ACTIVITIES	(31,033)	(98,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	15,466	-
Proceeds from Issuance of notes payable	27,034	-
Proceeds from loan payable - related party	-	39,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	42,500	39,000

NET CHANGE IN CASH	11,467	(59,792)

Cash at beginning of period	6,149	60,624

Cash at end of period	$17,616	$832

SUPPLEMENTAL DISCLOSURE
OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Note payable issued as payment of dererred finance costs	$-	$-
Forgiveness of debt by a stockholder and an officer	$-	$-

See accompanying notes to the financial statements.

Aprecia, Inc.
March 31, 2009 and 2008
Notes to the Financial Statements
(Unaudited)

Note 1 – Organization and Operations

Aprecia, Inc.

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

The Company is currently inactive and has not generated any revenues since inception.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Interim Financial Information

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property and equipment; expected term of share options and similar instruments, expected volatility of the entity’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s); income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Certain Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of certain of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of certain of its financial instruments except for the effects of derivative financial instruments relating to its convertible debt, redeemable Series A convertible preferred stock, and related warrants. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued interest, approximate their fair values because of the short maturity of these instruments.

The Company’s notes payable and convertible debentures approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2009 and 2008.

The Company’s Level 3 financial liabilities consist of the derivative warrant liability, bifurcated embedded conversion option or other embedded derivative instruments in its notes payable and convertible instruments. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation. The Company revalues its derivative warrant liability or bifurcates the embedded conversion option or other embedded derivative instruments in its notes and convertible instruments at each reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative warrant liability.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 financial liabilities – Derivative warrant liabilities

The Company is required to use Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative warrant liability.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. When long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities. These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions. Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets. Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Fiscal Year End

The Company elected June 30th as its fiscal year end date upon its formation.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of five (5) years. Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations. Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Discount on Debt

The Company allocates the proceeds received from convertible debt instruments between the underlying debt instruments and records the conversion feature as a liability in accordance with subtopic 470-20 of the FASB Accounting Standards Codification (“Subtopic 470-20”). The conversion feature and certain other features would be considered embedded derivative instruments, if it had a conversion reset provision, a penalty provision or a redemption option, and be recorded at their fair value within the terms of Subtopic 470-20 as the fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The derivative and conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statements of Operations as other income or loss. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification (“Paragraph 810-10-05-4”). Paragraph 810-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

Derivative Warrant Liability

The Company evaluates its notes, convertible debt, share options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

On January 1, 2009, the Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of Section 815-40-15 has affected the accounting for certain freestanding warrants that contain exercise price adjustment features.

The Company marks to market the fair value of the embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the statements of operations.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of goods.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Subtopic 505-50 of the FASB Accounting Standards Codification (“Subtopic 505-50”).

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

The fair value of share options and similar instruments is estimated on the date of grant using the Cox, Ross & Rubenstein Binomial Lattice Model or Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●
Expected volatility of the entity’s shares and the method used to estimate it. An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility. A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●
Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to ASC paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, nonforfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2009 or 2008.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through convertible debt or preferred stock, contingent share arrangements, stock options and warrants.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended March 31, 2009 and 2008 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended March 31, 2009	For the Interim Period Ended March 31, 2008
Convertible debentures, at 7% interest, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on March 10, 2006 matured on March 10, 2008, 24 months from the date of the issuance	4,295,550	4,166,667
Warrants issued in connection with the notes payable issued on May 18, 2007 with an exercise price of $0.18 per common share expiring five (5) years from the date of issuance	500,000	500,000
Warrants issued as broker’s fees in connection with notes payable issued on May 18, 2007 with an exercise price of $0.18 per share expiring five (5) years from the date of issuance	83,111	83,111
Total potentially outstanding dilutive common shares	4,878,661	4,749,778

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

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at March 31, 2009, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Convertible Debentures

Principal of Convertible Debentures

On March 10, 2006 the Company entered into four (4) Securities Purchase Agreements (“Securities Purchase Agreements”) maturing 24 months from the date of the issuance, with investors relating to the issuance and sale, in a private placement, exempt from the registration requirements, of the Securities Act of 1933, as amended (the “1933 Act”), of 7% Convertible Debentures in the principal amount of $500,000. The debentures are collateralized by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets and convertible at the option of the holder to the Company’s common stock at $0.12 per common share. Expenses incurred in connection with the private offering of the debentures were $185,000, which were carried as deferred financing costs and being amortized over the term of the convertible debentures.

Allonge No. 1

On December 15, 2008, the Allonge No. 1 to three (3) of the Convertible Debentures were made by and between the Company and the debenture holders. Except as amended hereby, the terms of the Note remain as originally stated.

The Principal Amounts as stated on the face of certain Debentures were increased by $1,547, $6,188 and $7,731, respectively, or $15,466 in aggregate, to $515,466. Interest on the increased portion of the Principal Amounts shall accrue from the date of this Allonge. The amendment to the Principal Amounts due and owing on the Note described herein notwithstanding, Lender does not waive interest that may have accrued at a default rate of interest and liquidated damages, if any, that may have accrued on the Note through the date of this Allonge, which default interest and liquidated damages, if any, remain outstanding and payable.

Accrued Interest

Accrued interest on the convertible debentures was $80,694 as of June 30, 2008.

The Company accrued additional interest of $54,641 on the convertible debentures for the interim period ended March 31, 2009.

Liquidated Damages and Related Interest

Since a registration statement covering the underlying common stock was not filed within 90 days, the Company is required to pay liquidated damages of 2% of the principal amount of $500,000 plus interest at 18% per annum, if the Company fails to pay the liquidated damages within seven (7) days. The Company failed to pay the liquidated damages.

The Company has accrued $106,667 in liquidated damages and $30,850 in related interest on the liquidated damages as of June 30, 2008.

The Company accrued additional $14,392 in interest on the liquidated damages for the interim period ended March 31, 2009.

Note 5 – Loan Payable - Stockholder

During the year ended June 30, 2008 a stockholder loaned the Company a total of $64,000. The loan bears interest at 6% per annum and was due November 30, 2008. The loan is currently in default.

Accrued interest on this loan amounted to $863 as of June 30, 2008.

The Company accrued additional interest of $2,878 on the loan for the interim period ended March 31, 2009.

Note 6 – Notes Payable

Notes Payable

Principal, Attached Warrants and Related Offering Costs. On May 18, 2007 the Company sold two (2) $93,500 each, or $187,000, in aggregate, of 7% secured promissory notes (the “Notes”) maturing four (4) months from the date of issuance along with two (2) warrants to purchase 250,000 shares each, or 500,000 shares in aggregate, of common stock at an exercise price of $0.18 per share expiring five (5) years from the date of issuance (the “2007 Warrants”) (collectively, the “Securities” or “2007 Notes Offering”) for an aggregate purchase price of $170,000. The Notes were past due as of September 18, 2007 and are secured by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets. In connection with the sale of the 2007 Notes Offering, the Company issued as broker’s fees: (i) a warrant to purchase 83,111 shares of common stock at an exercise price of $0.18 per share expiring five (5) years from the date of issuance and (ii) a promissory note in the amount of $14,960. In addition, the Company incurred legal fees of approximately $30,500 in connection with the sale of the 2007 Notes Offering. These costs are being amortized over the term of the notes payable.

Interest Rate. Interest payable on this Note shall accrue at a rate per annum (the "Interest Rate") of seven percent (7%). Interest on the Principal Amount shall accrue from the date of this Note and shall be payable, in arrears, together with Principal Amount payments as described below and on the Maturity Date, whether by acceleration or otherwise.

Default Interest. The Company shall have a five (5) business day grace period to pay any monetary amounts due under this Note, after which grace period and during the pendency of an Event of Default (as defined in Article III) a default interest rate of eighteen percent (18%) per annum shall apply to the amounts owed hereunder.

Allonge No. 1

On December 15, 2008, the Allonge No. 1 to one of the Notes was made by and between the Company and the note holder. Except as amended hereby, the terms of the Note remain as originally stated.

The Principal Amount as stated on the face of the Note shall be increased by $21,250 to $114,750. Interest on the increased portion of the Principal Amount shall accrue from the date of this Allonge. The amendment to the Principal Amount due and owing on the Note described herein notwithstanding, Lender does not waive interest that may have accrued at a default rate of interest and liquidated damages, if any, that may have accrued on the Note through the date of this Allonge, which default interest and liquidated damages, if any, remain outstanding and payable.

The notes are currently in default and the Company is accruing interest at the default rate of 18% per annum.

Accrued interest on the Notes was $40,180 as of June 30, 2008.

The Company accrued additional interest of $36,360 on the Notes for the interim period ended March 31, 2009.

Note 7 – Related Party Transactions

Free Office Space from Majority Stockholder and Chief Executive Officer

The Company has been provided office space by its majority stockholder and Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 8 – Derivative Warrant Liability

The notes payable are hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4. The embedded derivative feature includes the warrants attached to the Notes. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized to interest expense using the effective interest method over the life of the convertible notes.

The compound embedded derivatives within the notes have been valued using a layered discounted probability-weighted cash flow approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “Derivative instrument (income) expense, net”.

Warrants Issued on May 18, 2007

Description of Warrants and the Fair Value on Date of Grant

In connection with the sale of Notes, the Company issued (i) warrants to purchase 500,000 shares of common stock to the Notes holders and (ii) a warrant to purchase 83,111 shares of common stock to the brokers, or 583,111 common shares in aggregate (“2007 Warrants”) with an exercise price of $0.18 per share expiring on May 18, 2012, all of which have been earned upon issuance.

The Company estimated the fair value of 2007 warrants, estimated on the date of grant, using the Binomial option-pricing model with the following weighted-average assumptions:

Expected life (year)	5
Expected volatility	192.00%
Risk-free interest rate	1.55%
Expected annual rate of quarterly dividends	0.00%

Expected volatility is based on historical volatility for the Company’s common stock. The Company currently has no reason to believe future volatility over the expected life of these warrants is likely to differ materially from its historical volatility. The risk-free interest rate is based on a yield curve of U.S. treasury interest rates on the date of valuation based on the expected term of the share options or similar instruments. Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

The fair value of the 2007 warrants, estimated on May 17, 2007, the date of grant, was $57,093.

Derivative Analysis

The exercise price of the 2007 warrants and the number of shares issuable upon exercise is subject to reset adjustment in the event of stock splits, stock dividends, recapitalization, most favored nation clause and similar corporate events. Pursuant to the most favored nation provision of the 2007 Notes Offering, if the Company issues any common stock or securities other than the excepted issuances, to any person or entity at a purchase or exercise price per share less than the share purchase price of the 2007 warrant exercise price without the consent of the subscriber holding purchased notes, warrants or warrant shares of the 2007 Notes Offering, then the subscriber shall have the right to apply the lowest such purchase price or exercise price of the offering or sale of such new securities to the purchase price of the purchased shares then held by the subscriber (and, if necessary, the Company will issue additional shares), the reset adjustments are also referred to as full reset adjustments.

Because these warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5: Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF 07-5”)). Section 815-40-15 became effective for the Company on January 1, 2009 and as of that date the Warrants issued in the 2007 Notes Offering have been measured at fair value using a Binomial pricing model at each reporting period with gains and losses from the change in fair value of derivative liabilities recognized on the statements of operations.

Valuation of Derivative Liability

(a)	Valuation Methodology

The Company’s 2007 warrants do not trade in an active securities market, as such, the Company developed a lattice model that values the derivative liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise feature and the full ratchet reset.

Based on these features, there are two primary events that can occur; the Holder exercises the Warrants or the Warrants are held to expiration. The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. As the result of the large Warrant overhang we accounted for the dilution affects, volatility and market cap to adjust the projections.

Probabilities were assigned to each of these scenarios based on management projections. This led to a cash flow projection and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrant liability.

(b)	Valuation Assumptions

The Company’s 2007 derivative warrants were valued at each period ending date using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions:

☐	The underlying stock price was used as the fair value of the common stock on period end date;

☐	The stock price would fluctuate with the Company’s projected volatility. The projected volatility curve for each valuation period was based on its historical volatility;

☐	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

☐	Reset events projected to occur are based on no future projected capital needs;

☐	The Holder would exercise the warrant as they become exercisable at target prices of $0.18 per common share for the 2007 Notes Offering, and lowering such target as the warrants approached maturity;

☐	The probability weighted cash flows are discounted using the risk free interest rates.

☐
Expected volatility: Due to limited to no trading volume, the Company selected comparables to determine expected volatility. The Company analyzed companies in the comparable industry and selected early staged, similarly capitalized companies. The Company performed an analysis of the comparable company volatility and utilized as expected volatility.

☐	The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the warrants

☐	Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

(a)	Fair Value of Derivative Warrants

The fair value of the 2007 derivative warrants was computed using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions at March 31, 2009 and December 31, 2008, the date when Section 815-40-15 became effective:

	March 31, 2009	December 31, 2008

Expected life (year)	3.13	3.38

Expected volatility	196.00%	192.00%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free interest rate	1.67%	1.55%

The fair value of the 2007 warrants, estimated on December 31, 2008, the date when Section 815-40-15 became effective, was $55,763, which was recorded as a credit to the derivative warrant liability and a debit to the accumulated deficit.

The table below provides a summary of the fair value of the derivative warrant liability and the changes in the fair value of the derivative warrants, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2009 and for the interim period then ended:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2008, the date when Section 815-40-15 became effective	$(55,763)	$(55,763)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	437	437

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, March 31, 2009	$(55,326)	$(55,326)

Warrants Outstanding

As of March 31, 2009 warrants to purchase 583,111 shares of the Company’s common stock remain outstanding.

The table below summarizes the Company’s derivative warrant activity through December 310, 2011:

	2007 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at December 31, 2008	583,111	-	583,111	$(55,763)	$-	$-

Exercise of warrants	(-)	-	(-)	-	(-)	-

Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-

Total warrant exercised	(-)	-	(-)	-	(-)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-

Derivative warrants remaining	583,111	-	583,111	(55,763)	-	-

Mark to market	-	-		437	-	(437)

Derivative warrant at March 31, 2009	583,111	-	583,111	(55,326)	-	(437)

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.18	583,111	3.13	$0.18	583,111	3.13	$0.18

$0.18	583,111	3.13	$0.18	583,111	3.13	$0.18

Note 9 – Stockholders’ Deficit

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

Common Stock

On December 15, 2005, the Company issued 4,510,000 shares of common stock to the founders at par for cash of $451.

On March 6, 2006, the Company issued 9,700,000 shares of common stock at $0.01 per share for total cash proceeds of $97,000.

On March 10, 2006, the Company issued 2,083,333 shares of common stock at $0.024 per share for total cash proceeds of $50,000.

On October 31, 2006, the Company issued 468,264 shares of common stock at $0.12 per share for total cash proceeds of $56,192.

Note 10 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Entry into Notes Payable

On September 23, 2009 the Company issued a note payable in amount of $10,000.

On May 12, 2010 the Company issued a note payable in amount of $5,000.

On October 5, 2010 the Company issued a note payable in amount of $11,500.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Some of the statements under “business”, “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements relate to future events or our strategy, future operations, future financial position, future revenues, projected costs, prospects, and the plans and objectives of management and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

General

Aprecia Inc. (“we,”,“Aprecia,” or the “Company”) was formed to become a leading edge provider of applied artificial intelligence solutions for thoroughbred and lottery applications. We developed MonitorPlus, an analysis tool designed to help the thoroughbred racing and lottery industry by providing alerts when potential wagering fraud or money laundering is detected. We have marketed our products through a partner/distributor primarily to regulatory bodies. Our success was largely dependent on the market acceptance of MonitorPlus, efficient utilization of our infrastructure, successful ongoing development of advanced process technologies and generation of sufficient return on research and development investments.

The Company is currently inactive.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit at March 31, 2009, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

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

Revenue

We have not generated revenues from planned principal operations and we are currently inactive. We originally had planned on becoming involved in the business of identifying money laundering in various sporting venues, but have since dropped such plans and are now seeking to sell the Company or obtain additional financings. However, there is no assurance that we will achieve either goal.

Net Loss

Our net loss was $38,308 for the three months ended March 31, 2009, compared to $42,980 for the three months ended March 31, 2008. Our net loss was $128,728 for the nine months ended March 31, 2009, compared to $334,632 for the nine months ended March 31, 2008.

Operating Expenses

Operating expenses were $239 for the three months ended March 31, 2009, compared to $1,854 for the three months ended March 31, 2008. Costs and expenses were $61,750 for the nine months ended March 31, 2009, compared to $133,800 for the nine months ended March 31, 2008.

Other (Income) Expenses

Other (income) expenses were $66,978 inclusive of $(437) change in the fair value of derivative warrant liability, $(32,150) forgiveness of debt and $99,565 interest expenses relating to its convertible debentures and notes payable for the three months ended March 31, 2009, compared to $200,832 inclusive of $37,654 amortization of debt discount, $99,837 amortization of deferred financing cost and $63,341 interest expenses relating to its convertible debentures and notes payable for the three months ended March 31, 2008.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Research and Development

None.

Income Taxes

The Company has paid only minimum state taxes to date. The Company has unused federal and state tax net operating loss carry-forwards of approximately $1,000,000 as of March 31, 2009. Substantially all of the net operating loss carry-forwards expire in 2021.

Financing Activities

In March 2006, we entered into a Securities Purchase Agreement dated as of March 10, 2006, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), of 7% Convertible Debentures in the principal amount of $500,000. The debentures are collateralized by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets. The debentures mature 24 months from the closing. The debentures are convertible at the option of the holder into our common stock at the rate of $0.12 per share. Expenses incurred in connection with the private offering of the debentures were $185,000. Such expenses are carried as deferred finance costs and are being amortized over the term of the debt. Accrued interest on the convertible debentures as of March 31, 2009, was $135,335.

In May 2007, we sold $187,000 principal of 7% secured promissory notes (the “Notes”) and 500,000 Common Stock purchase warrants (the “Warrants”) (collectively, the “Securities”) for an aggregate purchase price of $170,000. The Notes were due September 2007, and are secured by the Company’s assets. The Warrants have an exercise price of $0.18 per share and a term of five years. In connection with the sale of the Securities, we issued as broker’s fees: (i) 83,111 common stock purchase warrants ($0.18 exercise price, five year term) and (ii) a promissory note in the amount of $14,963. In addition, we incurred legal fees of approximately $30,500 in connection with the sale of the Securities. The Company is currently accruing interest at the default rate of 18% per annum. Accrued interest on the Notes as of March 31, 2009, was $76,540.

In November 2007, a stockholder loaned the Company $28,000. Such loan bears interest at the rate of 6% per annum and is due November 2008. Interest accrued and owed on this loan amounts to $210. This same stockholder loaned the Company an additional $11,000 on February 12, 2008. Such loan bears interest at the rate of 6% per annum and is due on or about February 12, 2009. Accrued interest on the loans payable - stockholder as of March 31, 2009 was $3,742

Access to capital markets has historically been important to us. Depending on market conditions, we may issue registered or unregistered securities to raise capital to fund a portion of our operations. However, as of the date of this Report, we are attempting to sell the Company but can offer no assurances that we will be successful, or, if we are successful, what the terms of such sale will be.

An additional aggregate loan amounting to $42,500 was agreed to by five investors.

Employees

As of March 31, 2009, we had no full-time employees.

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not yet Effective Accounting Pronouncements

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

Commitments and Contingencies

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

Income Tax Provision

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

None.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Subtopic 505-50 of the FASB Accounting Standards Codification (“Subtopic 505-50”).

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

The fair value of share options and similar instruments is estimated on the date of grant using the Cox, Ross & Rubenstein Binomial Lattice Model or Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●
Expected volatility of the entity’s shares and the method used to estimate it. An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility. A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●
Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to ASC paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, nonforfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer (one person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the principal executive officer and principal financial officer (one person) concluded that those disclosure controls and procedures were not effective as of March 31, 2009 as of December 31, 2011 because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies. We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

Item 3. Defaults Upon Senior Securities.

Since a registration statement covering the common stock to be issued upon conversion of the convertible debentures issued by the Company in March 2006 and described above was not filed within 90 days of the closing, the Company is in default under such debentures. Accordingly, the Company is required to pay liquidated damages equal to 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. As such, the Company has accrued $106,667 in liquidated damages and $135,605 in interest on the liquidated damages as of March 31, 2009.

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

Aprecia Inc.

Date: May 23, 2012	By:	/s/ Isaac Onn
Name: Isaac Onn
Title: President, Chief Executive Officer and Interim Chief Financial Officer