Form 10-K
period 2009-06-30
APRECIA INC
filed 2012-06-20
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

APRECIA, INC.
(Exact name of registrant as specified in its charter)

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

Common Stock, $0.0001 par value
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $333,392.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares of the registrant’s common stock outstanding as of June 30, 2009, was 16,761,597.

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

APRECIA, INC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

●	being a development stage company with very limited operating history;
●	dependence on key personnel;
●	personnel allocating their time to other businesses and potentially having conflicts of interest with our business;
●	potentially being unable to obtain additional financing to complete an initial transaction;
●	limited pool of prospective business opportunities;
●	securities ownership being concentrated; and
●	potential change in control if we sell the Company or acquire a businesses for stock;

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

PART I

ITEM 1. BUSINESS

General

Aprecia Inc. (“we,” “Aprecia,” or the “Company”) was formed to become a leading edge provider of applied artificial intelligence solutions for thoroughbred and lottery applications. We developed MonitorPlus, an analysis tool designed to help the thoroughbred racing and lottery industry by providing alerts when potential wagering fraud or money laundering is detected. We have marketed our products through a partner/distributor primarily to regulatory bodies. Our success was largely dependent on the market acceptance of MonitorPlus, efficient utilization of our infrastructure, successful ongoing development of advanced process technologies and generation of sufficient return on research and development investments.

The Company is currently inactive.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit at June 30, 2009, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Following a reassessment of our business goals and objectives, our Board of Directors concluded that shareholder value would be better enhanced by either a sale of the Company or an acquisition of a business enterprise rather than the continuation of our efforts to commercialize the MonitorPlus products. Consequently, in fiscal 2009 our management was authorized to develop a business strategy to either sell the Company or acquire a business enterprise. In addition, our management was directed to explore financing alternatives available to us in the event we were to effect an acquisition of a business enterprise. We have not yet been able to consummate either objective, nor can we give any assurance that we will be successful in our efforts to sell the Company, acquire another business enterprise which will prove profitable, or obtain additional financing to fund our operations in the event we were to do so.

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

Limited Operations and Revenues

We have not generated revenues from planned principal operations and we are considered a development stage company with limited operations. For the fiscal year ended June 30, 2009, we incurred a net loss of $202,762 and for the period from December 15, 2005 (inception) to June 30, 2009, we incurred a net loss of $1,515,094. We anticipate that we will have to rely on external financing for all of our capital requirements. Future losses will continue unless we successfully implement our business plan or sell the Company. Currently, we are dependent upon external financing to fund our operations. We have no assurance that any third party will lend us funds given our current financial condition. If such funds are not available, we will discontinue entirely our operations unless we can sell the Company. If we incur any problems in any of these scenarios, we will experience significant liquidity and cash flow problems and will have to cease operations unless we can sell the Company or acquire a business enterprise in connection with which we are able to secure necessary financing.

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

Employees

As of June 30, 2009, we had no full-time employees

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

There Is Substantial Doubt As To Our Ability To Continue As A Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit at June 30, 2009, a net loss and net cash used in operating activities for the fiscal year then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2009, we had $17,383 in cash. This balance is insufficient to satisfy our cash requirements for the remainder of 2009. Accordingly, we will have to obtain short-term financing from third parties to continue to sustain our limited operations. However, there is no assurance that we will be able to do so; if we are unsuccessful in obtaining such funding we will need to further curtail operations or cease operations entirely.

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

We Lost Money For The Fiscal Year Ended June 30, 2009, And Since Inception, And We Expect Losses to Continue In The Fiscal Year Ending June 30, 2010.

For the fiscal year ended June 30, 2009, we incurred a net loss of $202,762 and for the period from December 15, 2005 (inception) through June 30, 2009, we incurred a net loss of $1,515,094. We also expect to incur losses in the fiscal year ending June 30, 2010. We anticipate that we will have to rely on external financing for all of our capital requirements. Future losses will continue unless we successfully implement our business plan or sell the Company. Currently, we are dependent upon external financing to fund our operations. We have no assurance that any third party will lend us funds given our current financial condition. If such funds are not available, we will discontinue entirely our operations unless we can sell the Company. If we incur any problems in any of these scenarios, we will experience significant liquidity and cash flow problems and will have to cease operations unless we can sell the Company.

We Rely On Our CEO And Will Be Harmed If He Leaves.

Our ability to continue as a going concern until we are able to sell the Company or acquire a business enterprise is largely dependent on the efforts of Isaac Onn, our Chief Executive Officer and Interim Chief Financial Officer. We do not have an employment agreement with Mr. Onn. If he becomes unable or unwilling to continue in that role, our prospects for a successful sale or acquisition will be adversely affected.

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

Our Net Operating Loss Carry-forwards May Be Limited.

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

Certain provisions of the Delaware General Corporation Law may delay, discourage or prevent a change in control. The provisions may discourage bids for our common stock at a premium over the market price. Furthermore, the authorized but unissued shares of our common stock are available for future issuance by us without our stockholders’ approval. These additional shares may be utilized for a variety of corporate purposes including but not limited to future public or direct offerings to raise additional capital, corporate acquisitions and employee incentive plans. The issuance of such shares may also be used to deter a potential takeover of us that may otherwise be beneficial to our stockholders. A takeover may be beneficial to stockholders because, among other reasons, a potential suitor may offer stockholders a premium for their shares above the then market price.

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

No matters were submitted to a vote of stockholders during the quarter ended June 30, 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The SEC declared our first and only registration statement on Form SB-2 effective on January 29, 2007; subsequently, the then National Association of Securities Dealers, Inc. approved our Form 15c2-11 and granted us the stock symbol “ACIA.OB” on Feb 9, 2007. While there were originally three market makers for our common stock at such time, no public trading market for our common stock ever developed and one does not exist at the time of this Report, nor can we offer any assurance that such a market will ever exist.

As of June 30, 2009, there were 55 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 30, 2009, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Currently, there are no compensation plans in effect under which our equity securities are authorized for issuance that were adopted without the approval of security holders.

Repurchases of Equity Securities

During the fiscal year ended June 30, 2009, we did not repurchase any shares as part of any publicly announced plans or programs or otherwise.

ITEM 6.SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Regulation S-K; as such pursuant to Regulation S-K we are not required to make disclosures under this Item.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINCNAICAL CONDITION AND RESULTS OF OPERATIONS.

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

Costs and Expenses

Costs and expenses were $48,520 for the fiscal year ended June 30, 2009 as compared to $111,900 for the fiscal year ended June 30, 2008, and consisted primarily of officer’s compensation, software development and administrative expenses. The decrease was primarily due to our cessation of research, development and marketing activities with respect to the MonitorPlus technology and products based on the technology. Costs and expenses for the period from December 15, 2005 (inception) to June 30, 2009 were $801,238.

Going Concern

The Company had an accumulated deficit of $1,515,094 at June 30, 2009, a net loss of $202,762 and net cash used in operating activities of $31,266 for the fiscal year then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

We are attempting to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof, but since June 30, 2008, we have not been able to raise funds through the sale of equity securities. There can be no assurances that we will be able to raise the additional funds we may require.

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

Debt Financings

In March 2006, we entered into a Securities Purchase Agreement dated as of March 10, 2006, with four investors relating to the issuance and sale, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), of 7% Convertible Debentures in the principal amount of $500,000 (the “Debentures”). Accrued interest on the convertible debentures as of June 30, 2009, was $172,196.

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

In May 2007 the Company sold $187,000 principal of 7% secured promissory notes (the “Notes”) and 500,000 Common Stock purchase warrants (the “Warrants”) (collectively, the “Securities”) for an aggregate purchase price of $170,000. The Notes were due September 2007 and are secured by the Company’s assets. The Warrants have an exercise price of $.18 per share and a term of five years. In connection with the sale of the Securities, the Company issued as broker’s fees: (i) 83,111 common stock purchase warrants ($.18 exercise price, five year term) and (ii) a promissory note in the amount of $14,960. In addition, the Company incurred legal fees of $30,512 in connection with the sale of the Notes. The aggregate costs of $55,813 are amortized over the life of the related Notes. The Company is currently accruing interest at the default rate of 18% per annum. Total accrued interest as of June 30, 2009, is $79,121.

In November 2007, and February 2008 a stockholder loaned the Company a total of $64,000. The loan bears interest at 6% per annum and is due November 2008. Total accrued interest at June 30, 2009, is $4,704.

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

Contractual Obligations

The Debentures matured on March 10, 2008, and are currently in default. The Debentures are convertible at the option of the holder into the Company’s common stock at the rate of $0.12 per share. Expenses incurred in connection with the private offering of the debentures were $185,000. Such expenses are carried as deferred finance costs and were amortized over the term of the debt.

Since a registration statement covering the underlying common stock was not filed within 90 days, the Company is required to pay liquidated damages of 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. Accordingly, the Company accrued $106,667 in liquidated damages (until registration statement was filed and $50,050 interest on the liquidated damages as of June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2009, we had $17,383 in cash and. This balance is insufficient to satisfy our cash requirements for the remainder of 2009 and as such we will have to obtain short-term financing from third parties. However, there is no assurance that such funding will be available is in sufficient amount, if at all, to fund the Company as a going concern; if we are unable to obtain such financing in a very short period of time, must continue our efforts to sell the Company or cease operations. Our inability to achieve these objectives will have a material adverse effect on our operations and finances. If we issue additional equity and/or debt securities to meet our future capital requirements, the terms of any future equity financings may be dilutive to our stockholders and the terms of any debt financings may contain restrictive covenants negatively affecting our stockholders. As of the date of this Report, we have no plans to issue additional equity and/or debt securities and instead we are attempting to sell the Company. However, we can offer no assurances that we will be successful, or, if we are successful, what the terms of such sale will be.

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

The fair value of share options and similar instruments is estimated on the date of grant using the Cox, Ross & Rubenstein Binomial Lattice Model or Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●
Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to ASC paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

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

Recent Accounting Pronouncements

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices, and other market-driven rates or prices. Our current business and, accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. We have not engaged in any hedging activities with respect to the market risk to which we are exposed. Our only material market risk exposure relates to fluctuations in interest rates. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aprecia, Inc.
Monsey, New York

We have audited the accompanying balance sheets of Aprecia, Inc., (the “Company”) as of June 30, 2009 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s financial statements as of June 30, 2008 and for the fiscal year then ended was audited by other auditors whose report dated November 10, 2008, on those statements included an explanatory paragraph that described a going concern uncertainty due to the fact that the Company had an accumulated deficit at June 30, 2008, and had a net loss and net cash used in operating activities for the fiscal year then ended, discussed in Note 3 to the financial statements. The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
June 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aprecia, Inc.
Monsey, New York

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant net losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Michael F. Albanese, C.P.A.
Michael F. Albanese, C.P.A.

Parsippany, New Jersey
November 10, 2008

Aprecia, Inc.

Balance Sheets

	June 30, 2009	June 30, 2008

ASSETS
CURRENT ASSETS:
Cash	$17,383	$6,149

Total Current Assets	17,383	6,149

Property and Equipment
Property and equipment	2,862	2,862
Accumulated depreciation	(2,862)	(1,908)

Property and Equipment, Net	-	954

Total Assets	$17,383	$7,103

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$18,450	$2,150
Accrued interest	306,071	152,588
Accrued liquidated damages	106,667	106,667
Convertible debentures	515,466	500,000
Loan payable - stockholder	64,000	64,000
Notes payable	228,994	201,960

Total Current Liabilities	1,239,648	1,027,365

DERIVATIVE WARRANT LIABILITY	53,646	-

Total Liabilities	1,293,294	1,027,365

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value; 250,000,000 shares authorized;
16,761,597 shares issued and outstanding	1,676	1,676
Additional paid-in capital	237,507	290,394
Accumulated deficit	(1,515,094)	(1,312,332)

Total Stockholders' Deficit	(1,275,911)	(1,020,262)

Total Liabilities and Stockholders' Deficit	$17,383	$7,103

See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	June 30, 2009	June 30, 2008

NET REVENUES	$-	$-

OPERATING EXPENSES:
Salaries and wages - Officer	-	46,573
Software development	-	14,000
General and administrative expenses	48,520	51,327

Total operating expenses	48,520	111,900

Loss from Operations	(48,520)	(111,900)

Other (Income) Expense:
Amortization of debt discount	-	37,654
Amortization of deferred financing costs	-	99,837
Change in the fair value of derivative liability	759	-
Interest expense	153,483	89,851

Total other (income) expense	154,242	227,342

Loss before Income Tax Provision	(202,762)	(339,242)

Income Tax Provision	-	-

NET LOSS	$(202,762)	$(339,242)

NET LOSS PER COMMON SHARE:
- BASIC AND DILUTED	$(0.01)	$(0.02)

Weighted average common shares outstanding:
- basic and diluted	16,761,597	16,761,597

See accompanying notes to the financial statements.

Aprecia, Inc.

Statement of Stockholders' Deficit
For the Fiscal Year Ended June 30, 2009 and 2008

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2007	16,761,597	$1,676	$147,796	$(973,090)	$(823,618)

Amortization of deferred financing costs			6,026		6,026

Forgiveness of debt by stockholder			136,572		136,572

Net loss				(339,242)	(339,242)

Balance, June 30, 2008	16,761,597	1,676	290,394	(1,312,332)	(1,020,262)

Reclassification of additional paid-in capital to derivative warrant liability at January 1, 2009 upon adoption of
FASB ASC 815-40-15 (formerly "EITF 07-5")			(52,887)		(52,887)

Net loss				(202,762)	(202,762)

Balance, June 30, 2009	16,761,597	$1,676	$237,507	$(1,515,094)	$(1,275,911)

See accompanying notes to the financial statements.

 Aprecia, Inc.

 Statements of Cash Flows

	For the Fiscal Year Ended June 30, 2009	For the Fiscal Year Ended June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(202,762)	$(339,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	954	954
Amortization of debt discount	-	37,654
Amortization of deferred financing costs	-	99,837
Changes in operating assets and liabilities:
Accrued expenses	16,300	(7,529)
Accrued interest	153,483	89,851
Derivative warrant liability	759	-

NET CASH USED IN OPERATING ACTIVITIES	(31,266)	(118,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	15,466	-
Proceeds from loans payable - stockholder	-	64,000
Proceeds from issuance of notes payable	27,034	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	42,500	64,000

NET CHANGE IN CASH	11,234	(54,475)

Cash at beginning of the year	6,149	60,624

Cash at end of the year	$17,383	$6,149

SUPPLEMENTAL DISCLOSUREOF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Forgiveness of debt by a stockholder and officer	$-	$136,572

 See accompanying notes to the financial statements.

Aprecia, Inc.
June 30, 2009 and 2008
Notes to the Financial Statements

Note 1 – Organization and Operations

Aprecia, Inc.

Aprecia, Inc. (the “Company”), was incorporated on December 15, 2005 under the laws of the State of Delaware.

The Company originally intended to become a leading edge provider of applied artificial intelligence solutions for thoroughbred and lottery applications through the development of MonitorPlus, an analysis tool designed to help the thoroughbred racing and lottery industry by providing alerts when potential wagering fraud or money laundering is detected. The Company intended to generate revenue through (i) the licensing of our technology to parties engaged in the regulation of the thoroughbred racing industry, and (ii) the licensing of our technology to third parties which were expected to develop and sell specifically tailored software solutions for customers based on its technology. However, the Company was unable to enter into any meaningful agreement for the sale or license of its technology. The Company had planned to introduce MonitorPlus to the thoroughbred industry as an entry point into the marketplace, and then planned to develop complementary products based on MonitorPlus. However, the Company was unable to do either, and as a result, the Company substantially curtailed its operations.

Following a reassessment of its business goals and objectives, the Company's Board of Directors concluded that shareholder value would be better enhanced by either a sale of the Company or an acquisition of a business enterprise rather than the continuation of its efforts to commercialize the MonitorPlus products. Consequently, in fiscal 2008 its management was authorized to cease the development of its applied artificial intelligence solutions and develop a business strategy to either sell the Company or acquire a business enterprise instead. The Company has not yet been able to consummate either objective.

The Company is currently inactive.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; expected term of share options and similar instruments, expected volatility of the entity’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free interest rate(s); income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accrued interest and accrued liquidated damages, approximate their fair values because of the short maturity of these instruments.

The Company’s convertible debentures and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2009 and 2008.

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

Pursuant to ASC Paragraph 470-20-30-27, the carrying amount of the liability component shall be determined for purposes of paragraph 470-20-25-23 by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. Pursuant to ASC Paragraph 470-20-30-28, the carrying amount of the equity component represented by the embedded conversion option shall be determined for purposes of paragraph 470-20-25-23 by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole.

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

On January 1, 2009, the date when Section 815-40-15 became effective, the Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of Section 815-40-15 has affected the accounting for certain freestanding warrants that contain exercise price adjustment features.

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

The fair value of share options and similar instruments is estimated on the date of grant using the Cox, Ross & Rubenstein Binomial Lattice Model or Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

☐
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

☐
Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to ASC paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended June 30, 2009 or 2008.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the fiscal year ended June 30, 2009 and 2008 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Fiscal Year Ended June 30, 2009	For the Fiscal Year Ended June 30, 2008
Convertible debentures, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on March 10, 2006 matured on March 10, 2008, 24 months from the date of the issuance, which is past due.	4,295,550	4,166,667
Warrants issued in connection with the notes payable issued on May 18, 2007 with an exercise price of $0.18 per common share expiring five (5) years from the date of issuance	500,000	500,000
Warrants issued as broker’s fees in connection with notes payable issued on May 18, 2007 with an exercise price of $0.18 per share expiring five (5) years from the date of issuance	83,111	83,111
Total potentially outstanding dilutive common shares	4,878,661	4,749,778

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

Note 3 – Financial Condition

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at June 30, 2009, a net loss and net cash used in operating activities for the fiscal year then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Interest and Late Fees

The Company shall pay interest to the Holder on the aggregate unconverted and then outstanding principal amount of this Debenture at the rate of 7% per annum. All overdue accrued and unpaid principal and interest to be paid hereunder shall entail a late fee at the rate of 18% per annum (or such lower maximum amount of interest permitted to be charged under applicable law) (“Late Fees”) which should accrue daily.

Liquidated Damages and Related Interest

Since a registration statement covering the underlying common stock was not filed within 90 days, the Company is required to pay liquidated damages of 2% of the principal amount of $500,000 plus interest at 18% per annum, if the Company fails to pay the liquidated damages within seven (7) days. The Company accrued $106,667 in liquidated damages.

Summary of Convertible Debentures, Accrued Interest, Liquidated Damages and Related Interest

Convertible debentures, accrued interest, liquidated damages and related interest at June 30, 2009 and 2008 consisted of the following:

	June 30, 2009	June 30, 2008
Convertible debentures	515,466	500,000
Accrued interest	172,196	80,694
Accrued liquidated damages	106,667	106,667
Accrued interest on liquidated damages	50,050	30,850

Note 5 – Loans Payable - Stockholder

In November 2007 a stockholder loaned the Company $28,000 for working capital purposes. Such loan bears interest at 6% per annum, matured on November 30, 2008 and is now past due.

In February 2008 a stockholder loaned the Company $11,000 for working capital purposes. Such loan bears interest at 6% per annum, matured on February 28, 2009 and is now past due.

In June 2008 a stockholder loaned the Company $25,000. The loan bears interest at 6% per annum, matured on June 30, 2009 and is now past due.

Loans payable – stockholder and related interest at June 30, 2009 and 2008 consisted of the following:

	June 30, 2009	June 30, 2008
Loans payable – Stockholder	64,000	64,000
Accrued interest	4,704	864

Note 6 – Notes Payable

Notes Payable

Principal, Attached Warrants and Related Offering Costs. On May 18, 2007 the Company sold two (2) $93,500 each, or $187,000, in aggregate, of 7% secured promissory notes (the “Notes”) maturing four (4) months from the date of issuance along with two (2) warrants to purchase 250,000 shares each, or 500,000 shares in aggregate, of common stock at an exercise price of $0.18 per share expiring five (5) years from the date of issuance (the “2007 Warrants”) (collectively, the “Securities” or “2007 Notes Offering”) for an aggregate purchase price of $170,000. The Notes were past due as of September 18, 2007 and are secured by all of the now owned and hereafter acquired rights, title and interest of the Company’s assets. In connection with the sale of the 2007 Notes Offering, the Company issued as broker’s fees: (i) a warrant to purchase 83,111 shares of common stock at an exercise price of $0.18 per share expiring five (5) years from the date of issuance, valued at $9,641 on the date of grant and (ii) a promissory note in the amount of $14,960. In addition, the Company incurred legal fees of $30,512 in connection with the sale of the 2007 Notes Offering. The aggregate costs of $55,813 were carried as deferred financing costs and amortized over the term of the notes payable of four (4) months.

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

Fair Value of Warrants on the Date of Grant. The Company estimated the fair value of the 2007 warrants, estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (year)	5
Expected volatility	91.00%
Risk-free interest rate	1.55%
Expected annual rate of quarterly dividends	0.00%

The contractual term of the share options or similar instruments is used as the expected term of the share options or similar instruments for the Company as it has no historical data for the instrument holders’ exercise behavior. As a thinly-traded public entity it is not practicable for the Company to estimate the expected volatility of its share price, The Company selected four (4) comparable public companies listed on the NYSE Amex and NASDAQ Capital Market within the software industry which the Company used to calculate the expected volatility. The Company calculated those four (4) comparable companies’ historical volatility over the expected life and averaged them as its expected volatility. The risk-free interest rate is based on a yield curve of U.S. treasury interest rates on the date of valuation based on the expected term of the share options or similar instruments. Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

The relative fair value of the 2007 warrants to purchase 500,000 common shares issued to the note holders, estimated on the date of grant, was $43,246, which was originally recorded as additional paid-in capital with the remaining balance of the net proceeds of $143,754 assigned to notes payable.

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

The notes are currently in default and the Company is accruing interest at the default rate of 18% per annum.

Notes payable and related interest at June 30, 2009 and 2008 consisted of the following:

	June 30, 2009	June 30, 2008
Notes payable	228,994	201,960
Accrued interest	79,121	40,180

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

Warrants Issued on May 18, 2007

Description of Warrants

In connection with the sale of Notes, the Company issued (i) warrants to purchase 500,000 shares of common stock to the Notes holders and (ii) a warrant to purchase 83,111 shares of common stock to the broker, or 583,111 common shares in aggregate (“2007 Warrants”) with an exercise price of $0.18 per share expiring on May 18, 2012, all of which have been earned upon issuance.

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

Because these warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5: Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF 07-5”)). Section 815-40-15 became effective for the Company on January 1, 2009 and as of that date the Warrants issued in the 2007 Notes Offering have been measured at fair value using a Binomial pricing model at each reporting period end date with gains and losses from the change in fair value of derivative liabilities recognized on the statements of operations.

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

☐
Expected volatility: Due to limited to no trading volume, the Company selected comparables to determine expected volatility. The Company analyzed companies in the comparable industry and selected early staged, similarly capitalized companies. The Company performed an analysis of the comparable companies’ volatility and utilized the average of the comparable companies’ volatility as its expected volatility.

☐	The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the warrants

☐	Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

(c)	Fair Value of Derivative Warrants

The fair value of the 2007 derivative warrants was computed using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions at June 30, 2009 and December 31, 2008, the date when Section 815-40-15 became effective:

	June 30, 2009	December 31, 2008
Expected life (year)	2.88	3.38
Expected volatility	97.00%	91.00%
Expected annual rate of quarterly dividends	0.00%	0.00%
Risk-free interest rate	2.54%	1.55%

The Company initially classified the warrants to purchase 583,111 shares of its common stock issued in connection with its 2007 Notes Offering as additional paid-in capital upon issuance. Upon the adoption of Section 815-40-15, these warrants are no longer deemed to be indexed to the Company’s own stock and were reclassified from equity to a derivative warrant liability. The difference between the fair value of the 2007 warrants estimated on December 31, 2008 and the relative fair value of the 2007 warrants estimated on the date of grant was immaterial. On January 1, 2009, the Company reclassified $52,887, the amount originally classified as additional paid-in capital upon issuance of the warrants on May 18, 2007, to the derivative warrant liability.

The table below provides a summary of the fair value of the derivative warrant liability and the changes in the fair value of the derivative warrants, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2009 and for the fiscal year then ended:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total
Balance, December 31, 2008, the date when Section 815-40-15 became effective	$(52,887)	$(52,887)
Total gains or losses (realized/unrealized) included in:
Net income (loss)	(759)	(759)
Other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2009	$(53,646)	$(53,646)

Warrants Activities

The table below summarizes the Company’s derivative warrant activity through June 30, 2009:

					APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability
Derivative warrants at December 31, 2008	583,111	-	583,111	$(52,887)	$-	$-
Exercise of warrants	(-)	-	(-)	-	(-)	-
Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-
Total warrant exercised	(-)	-	(-)	-	(-)	-
Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-
Derivative warrants remaining	583,111	-	583,111	(52,887)	-	-
Mark to market	-	-		(759)	-	759
Derivative warrants at June 30, 2009	583,111	-	583,111	(53,646)	-	759

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.18	583,111	2.88	$0.18	583,111	2.88	$0.18
$0.18	583,111	2.88	$0.18	583,111	2.88	$0.18

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

Note 10 – Income Tax Provision

Deferred Tax Assets

At June 30, 2009, the Company has available for federal income tax purposes net operating loss (“NOL”) carry-forwards of $1,462,207, net of $52,887 of the fair value of warrants included in the debt discounts and deferred financing costs and that may be used to offset future taxable income through the fiscal year ending June 30, 2029. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $497,150 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $68,939 and $97,361 for fiscal year ended June 30, 2009 and 2008, respectively.

Components of deferred tax assets as of June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	497,150	428,221
Less valuation allowance	(497,150)	(428,221)
Deferred tax assets, net of valuation allowance	-	$-

Limitation on Utilization of NOLs due to Change in Control

The Company had ownership changes as defined by the Internal Revenue Code Section 382 (“Section 382”), which may subject the NOL’s to annual limitations which could reduce or defer the NOL. Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

Income Tax Provision in the Consolidated Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2008	For the Fiscal Year Ended June 30, 2008
Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Issuance of Notes Payable

On September 23, 2009, the Company issued a note payable in amount of $10,000.

On May 12, 2010, the Company issued a note payable in amount of $5,000.

On October 5, 2010, the Company issued a note payable in amount of $11,500.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Termination of Michael F. Albanese, C.P.A. and Engagement of Li & Company, PC

Michael F. Albanese, C.P.A.  (“Albanese”) was previously the principal accountants for Aprecia, Inc. (the “Company”). Effective October 13, 2009, the Company dismissed Albanese as its principal accountant.

Except as set forth below, Albanese’s audit report (the “Report”) on the financial statements of the Company for the fiscal year ended June 30, 2008 (the “Financial Statements”) did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

The Report noted that “As discussed in Note 2 to the financial statements, the Company’s significant net losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

In connection with Albanese’s audits for the fiscal year ended June 30, 2008 and the subsequent interim period through October 13, 2009, there have been no disagreements with Albanese on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Albanese, would have caused it to make reference to the subject matter of the disagreements in connection with its audit reports on the Financial Statements. Additionally, during the two most recent fiscal years and through October 13, 2009, there have been no reportable events, as such term is defined in Item 304(a)(1)(v) of Registration S-K.

Concurrently with the dismissal of Albanese, effective October 13, 2009, the Company engaged Li & Company, PC (“Li & Company”) as the Company’s new independent accountants to audit the Company’s financial statements for the fiscal year ending June 30, 2009.

During the two most recent fiscal years and through October 13, 2009, the Company has not consulted with Albanese regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that LI & Company concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K or the related instructions thereto) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Resignation of Li & Company, PC

On August 24, 2010, Li & Company ceased its services as our independent accountants.

Li & Company did not issue any reports on the financial statements of the Company for the two most recent fiscal years, June 30, 2008 and 2007, or during the period from October 13, 2009, the date of engagement, through August 24, 2010, the date of the resignation.

During the Company’s two most recent years ended June 30, 2008 and 2007 and any subsequent interim periods through August 24, 2010, the date of the resignation, (a) there were no disagreements with Li & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Li & Company, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

Re-engagement of Li & Company, PC

On September 8, 2010, the Company, upon the Audit Committee’s approval, re-engaged Li & Company as its independent registered public accounting firm to audit and review the Company’s financial statements effective immediately.

Li & Company previously served as the Company’s Independent Registered Public Accounting Firm from October 13, 2009 through August 24, 2010. Accordingly, during the two most recent years ended June 30, 2008 and 2007, and any subsequent period through the date hereof prior to the reengagement of Li & Company, the Company, or someone on its behalf, has consulted Li & Company regarding the application of accounting principles to specified transactions, either completed or proposed but has not consulted Li & Company regarding:

(i)
the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2009, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of the end of the period covered by this report. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.  The Company’s board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of the Company’s external financial reporting and internal control over financial reporting.

3.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

4.  We have had, and continue to have, a significant number of audit adjustments. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We intend to remediate the material weaknesses in our disclosure controls and procedures identified above by adding independent director or member with financial expertise or hiring a full-time CFO, with SEC reporting experience, in the future when working capital permits and by working with our independent registered public accounting firm and refining our internal procedures. To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year as more fully detailed below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officer and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of the end of the period covered by this report, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of the end of the period covered by this report.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2012.

Changes in internal controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of our fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following person is our sole executive officer and director and holds the offices set forth opposite his name.

Name	Age	Position
Isaac Onn	58	President, Chief Executive Officer, Interim Chief Financial Officer and Director

Directors and Executive Biographies

Isaac Onn. Since 2008, Mr. Onn has served as the CEO, Treasurer and a director of Ness Energy of Israel Inc., a U.S. registered company engaged in oil exploration under licenses given by the Israeli government. Prior to that Mr. Onn was the founder, President and a director of I.P.A-Fuel Services Ltd., a company that traded fuel and fuel residual products. Mr. Onn currently serves on the Board of Directors of: Airtrax Inc. (AITX), Seeworld Inc., Intellect Neurosciences, Inc. (ILNS) and CYBRA Corporation (CYRP). Mr. Onn is a graduate of the Tel Aviv College of Management and received his LLP from the Ono Academic Law School and is a member of the Israel Bar Association.

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

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Mr. Isaac Onn, our sole director, currently receives no compensation for his service on our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that a company’s directors and certain of its officers file reports of ownership and changes of ownership of such company’s common stock with the SEC. Based solely on copies of such reports provided to us, we believe that all directors and officers filed on a timely basis all such reports required of them with respect to stock ownership and changes in ownership during fiscal year ended June 30, 2009.

Code of Ethics

Our Board has not adopted a code of ethics that applies to all of our directors, employees and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Committees

Since inception, we have never had any audit committee or any other committee of the Board.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to our Chief Executive Officer for services rendered in all capacities to us during the years ended June 30, 2009, 2008 and 2007. There were no other compensated executive officers during the fiscal years ended June 30, 2009, 2008 and 2007.

	Long-Term Compensation
	Annual Compensation					Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Isaac Onn(1)	2009	0		0	0	0	0	0	0	0

Isidore Sobkowski	2009	0		0	0	0	0	0	0	0
	2008	46,573		0	0	0	0	0	0	0
	2007	180,000	(2)	0	0	0	0	0	0	91,995

(1) Mr. Onn was appointed as our President, Chief Executive Officer and Interim Chief Financial Officer and a director on December 15, 2008, after the resignation of Mr. Sobkowski from the same positions on the same day.

(2) Of this amount, $90,000 was paid in cash and the remainder represents accrued salary, which was ultimately contributed to paid-in capital on September 30, 2007.

As of June 30, 2009, we have not entered into any employment agreements with Mr. Onn or any other individual. Mr. Onn is not currently receiving any compensation from the Company in exchange for his services; however, he is reimbursed for out of pocket expenses he incurs in providing services to the Company

Outstanding Equity Awards at June 30, 2009

As of June 30, 2009, there are no outstanding equity awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is the ownership, as of June 30, 2009, of the number of shares and percentage of our common stock beneficially owned by: (i) each of our directors, (ii) each of our executive officers listed in the above summary compensation table, (iii) all of our directors and executive officers as a group, and (iv) all person or entities known to beneficially own more than 5% of our outstanding common stock.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Isaac Onn	0	0
Common Stock	Isidore Sobkowski	9,700,000	57.9
Common Stock	Solomon Lax	2,200,000	13.1
Common Stock	Michael Hartstein	960,000	5.7
Common Stock	Eroom Systems, Inc.	2,083,333	12.4
Common Stock	All executive officers and directors as a group	0	0

(1) Unless otherwise indicated, the address of each beneficial owner is c/o Aprecia, Inc., 9 Dolson Rd., Monsey, New York 10952.

(2) Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Applicable percentage ownership is based on 16,761,597 shares of common stock outstanding as of June 30, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2009, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2009, which are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

In March 2006, the Company sold 4,510,000 shares of common stock valued at $451 to the founders of the Company.

On March 6, 2006, we entered into the APA with Isidore Sobkowski, our former Chief Executive Officer, Interim Chief Financial Officer and director. Pursuant to the APA, we acquired certain assets from Mr. Sobkowski relating to software based on open source induction technology designed to enable the automatic discovery of patterns and the automatic creation of rules for raw data. In consideration of the purchase and sale of the Assets, we issued to Mr. Sobkowski 9,700,000 shares of our common stock.

On March 6, 2006, Isidore Sobkowski (our former Chief Executive Officer, Interim Chief Financial Officer and director), Solomon Lax (a former director) and a shareholder of our company, which collectively hold approximately 76% of our outstanding shares of common stock, entered into a Shareholder Voting Agreement. Each of the parties agreed to vote their shares for one director proposed by Mr. Sobkowski, one director proposed by Mr. Lax and one director jointly proposed by Mr. Sobkowski and Mr. Lax. Further, each party to the Shareholder Voting Agreement may only sell an amount of shares equal to 1% of the total outstanding per quarter unless the other two parties consent to a sale in excess of 1% of the total outstanding assuming such sale is legally valid.

In September 2007, the Company agreed to provide Mr. Isidore Sobkowski, our former Chief Executive Officer, Interim Chief Financial Officer and director with a full release from all non-complete and non-solicitation clauses in their agreements, either written and oral, and either explicit and implied, in exchange for full settlement of any outstanding debts owed to Mr. Isidore Sobkowski that are unpaid. Accordingly, $135,000 (the amount of indebtedness) was credited to additional paid-in capital in connection with such release. In addition, the Company granted Mr. Isidore Sobkowski a non-exclusive, worldwide, royalty-free right and license to use the Monitor Plus software source code, and all derivative works thereof, in return for agreement to render reasonable assistance in the winding down of the Company’s original business plans.

Director Independence

We do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Audit fees include fees for audit or review services in accordance with generally accepted auditing standards and fees for services that generally only our auditors provide, such as statutory audits and review of documents filed with the SEC.

The aggregate fees billed by Wolinetz, our then independent registered public accounting firm, for auditing services to us during the fiscal year ended June 30, 2009 and 2008, were $1,800 and $6,000, respectively.

The aggregate fees billed by Albanese, our then independent registered public accounting firm, for auditing services to us during the fiscal year ended June 30, 2009 were $12,500.

The aggregate fees billed by Li & Company, our independent registered public accounting firm, for auditing services to us during the fiscal year ended June 30, 2009, were $0.

Audit Related Fees

Audit-related fees include fees for assurance and related services that are traditionally performed by our auditors. These services include due diligence on acquisition targets and consultation in connection with financial and accounting standards.

The aggregate fees paid to, or accrued for Wolinetz, our then independent registered public accounting firm, for audit-related services to us during the fiscal year ended June 30, 2009 and 2008, were $0.

The aggregate fees paid to, or accrued for Albanese, our then independent registered public accounting firm, for audit-related services to us during the fiscal year ended June 30, 2009, were $0.

The aggregate fees paid to, or accrued for Li & Company, our independent registered public accounting firm, for audit-related services to us during the fiscal year ended June 30, 2009, were $0.

Tax Fees

Tax fees include fees for services that are performed by professional tax staff other than in connection with the audit. These services include tax compliance services, tax planning and tax advice.

The aggregate fees paid to, or accrued for Wolinetz, our then independent registered public accounting firm, for tax services to us during the fiscal year ended June 30, 2009 and 2008, were $0.

The aggregate fees paid to, or accrued for Albanese, our then independent registered public accounting firm, for tax services to us during the fiscal year ended June 30, 2009, were $0.

The aggregate fees paid to, or accrued for, Li & Company, our independent registered public accounting firm, for tax services to us during the fiscal year ended June 30, 2009, were $0.

All Other Fees

During the fiscal year ended June 30, 2009 and 2008, the aggregate fees paid to, or accrued for Wolinetz, our then independent registered public accountant, for all other services were $0.

During the fiscal year ended June 30, 2009, the aggregate fees paid to, or accrued for Albanese, our then independent registered public accounting firm, for all other services were $0.

During the fiscal year ended June 30, 2009, the aggregate fees paid to, or accrued for Li & Company, PC, our independent registered public accounting firm, for all other services were $0.

PART IV

ITEM 15. EXHIBITS

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

Date: June 20, 2012	Aprecia Inc.

	By:	/s/ Isaac Onn
	Name:	Isaac Onn
	Title:	President, Chief Executive Officer and Interim Chief Financial Officer