Form 10-Q
period 2009-09-30
APRECIA INC
filed 2012-06-29
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

646-378-8008
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company filer. See the definition of “accelerated filer” and “large accelerated filer,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one) Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,761,597 shares of Common Stock, as of June 30, 2012.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

APRECIA, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Aprecia, Inc.

September 30, 2009 and 2008

Aprecia, Inc.

Balance Sheets

	September 30, 2009	June 30, 2009
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$6,410	$17,383

Total Current Assets	6,410	17,383

Total Assets	$6,410	$17,383

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$5,950	$18,450
Accrued interest	345,631	306,071
Accrued liquidated damages	106,667	106,667
Convertible debentures	515,466	515,466
Loans payable - stockholder	64,000	64,000
Notes payable	238,994	228,994

Total Current Liabilities	1,276,708	1,239,648

DERIVATIVE WARRANT LIABILITY	54,812	53,646

Total Liabilities	1,331,520	1,293,294

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value; 250,000,000 shares authorized;
16,761,597 shares issued and outstanding	1,676	1,676
Additional paid-in capital	237,507	237,507
Accumulated deficit	(1,564,293)	(1,515,094)

Total Stockholders' Deficit	(1,325,110)	(1,275,911)

Total Liabilities and Stockholders' Deficit	$6,410	$17,383

See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Salaries and wages - Officer	8,000	-
General and administrative expenses	473	35,083

Total operating expenses	8,473	35,083

Loss from Operations	(8,473)	(35,083)

Other (Income) Expense:
Change in the fair value of derivative liability	1,166	-
Interest expense	39,560	23,598

Total other (income) expense	40,726	23,598

Loss before Income Tax Provision	(49,199)	(58,681)

Income Tax Provision	-	-

NET LOSS	$(49,199)	$(58,681)

NET LOSS PER COMMON SHARE:
- BASIC AND DILUTED	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	16,761,597	16,761,597

See accompanying notes to the financial statements.

Aprecia, Inc.

Statement of Stockholders' Deficit
For the Interim Period Ended September 30, 2009

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2008	16,761,597	$1,676	$290,394	$(1,312,332)	$(1,020,262)

Reclassification of additional paid-in capital to derivative warrant liability at January 1, 2009 upon adoption of FASB ASC 815-40-15 (formerly "EITF 07-5")			(52,887)		(52,887)

Net loss				(202,762)	(202,762)

Balance, June 30, 2009	16,761,597	1,676	237,507	(1,515,094)	(1,275,911)

Net loss				(49,199)	(49,199)

Balance, September 30, 2009	16,761,597	$1,676	$237,507	$(1,564,293)	$(1,325,110)

See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,199)	$(58,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	239
Changes in operating assets and liabilities:
Accrued expenses	(12,500)	30,000
Accrued interest	39,560	23,598
Derivative warrant liability	1,166

NET CASH USED IN OPERATING ACTIVITIES	(20,973)	(4,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	10,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	-

NET CHANGE IN CASH	(10,973)	(4,844)

Cash at beginning of the period	17,383	6,149

Cash at end of the period	$6,410	$1,305

SUPPLEMENTAL DISCLOSUREOF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Forgiveness of debt by a stockholder and officer	$-	$-

See accompanying notes to the financial statements.

Aprecia, Inc.
September 30, 2009 and 2008
Notes to the Financial Statements
(Unaudited)

Note 1 – Organization and Operations

Aprecia, Inc.

Aprecia, Inc. (the “Company”), was incorporated on December 15, 2005, under the laws of the State of Delaware.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2009 and notes thereto contained in Form 10K as filed with the SEC on June 20, 2012.

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

The Company’s convertible debentures and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2009 and June 30, 2009.

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

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using the Cox, Ross & Rubenstein Binomial Lattice Model or Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

☐
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2009 or 2008.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended September 30, 2009 and 2008 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended September 30, 2009	For the Interim Period Ended September 30, 2008
Convertible debentures, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on March 10, 2006 matured on March 10, 2008, 24 months from the date of the issuance, which is past due.	4,166,667	4,166,667
Convertible debentures Allonge No. 1, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on December 15, 2008 matured on December 15, 2010 months from the date of the issuance, which is past due.	128,883	-
Warrants issued in connection with the notes payable issued on May 18, 2007 with an exercise price of $0.18 per common share expiring five (5) years from the date of issuance	500,000	500,000
Warrants issued as broker’s fees in connection with notes payable issued on May 18, 2007 with an exercise price of $0.18 per share expiring five (5) years from the date of issuance	83,111	83,111
Total potentially outstanding dilutive common shares	4,878,661	4,749,778

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2009, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Summary of Convertible Debentures, Accrued Interest, Liquidated Damages and Related Interest

Convertible debentures, accrued interest, liquidated damages and related interest at September 30, 2009 and June 30, 2009 consisted of the following:

	September 30, 2009	June 30, 2009
Convertible debentures	515,466	515,466
Accrued interest	195,547	172,196
Accrued liquidated damages	106,667	106,667
Accrued interest on liquidated damages	54,882	50,050

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

In June 2008 a stockholder loaned the Company $25,000. The loan bears interest at 6% per annum, matured on June 30, 2009 and is now past due.

Loans payable – stockholder and related interest at September 30, 2009 and June 30, 2009 consisted of the following:

	September 30, 2009	June 30, 2009
Loans payable – Stockholder	64,000	64,000
Accrued interest	5,671	4,704

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

The fair value of the 2007 warrants to purchase 500,000 common shares issued to the note holders, estimated on the date of grant, was $43,246, which was originally recorded as a debit to the discount - notes payable and a credit to additional paid-in capital.

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

Allonge No. 2

On December 29, 2008, the Allonge No. 2 to one of the Notes was made by and between the Company and the note holder, however the note holder never transferred the funds to the Company, which invalidated the Allonge No. 2.

Allonge No. 3

On September 23, 2009, the Allonge No. 3 to one of the Notes was made by and between the Company and the note holder. Except as amended hereby, the terms of the Note remain as originally stated.

The Principal Amount as stated on the face of the Note shall be increased by $10,000 to $124,750. Interest on the increased portion of the Principal Amount shall accrue from the date of this Allonge. The amendment to the Principal Amount due and owing on the Note described herein notwithstanding, Lender does not waive interest that may have accrued at a default rate of interest and liquidated damages, if any, that may have accrued on the Note through the date of this Allonge, which default interest and liquidated damages, if any, remain outstanding and payable.

The notes are currently in default and the Company is accruing interest at the default rate of 18% per annum.

Notes payable and related interest at September 30, 2009 and June 30, 2009 consisted of the following:

	September 30, 2009	June 30, 2009
Notes payable	238,994	228,994
Accrued interest	89,531	79,121

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

The Company’s 2007 derivative warrants were valued at each period ending date using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions:

☐	the underlying stock price was used as the fair value of the common stock on period end date;

☐	the stock price would fluctuate with the Company’s projected volatility. The projected volatility curve for each valuation period was based on its historical volatility;

☐	the Holder would exercise the warrant at maturity if the stock price was above the exercise price;

☐	reset events projected to occur are based on no future projected capital needs;

☐	the Holder would exercise the warrant as they become exercisable at target prices of $0.18 per common share for the 2007 Notes Offering, and lowering such target as the warrants approached maturity;

☐	the probability weighted cash flows are discounted using the risk free interest rates;

☐
expected volatility: Due to limited to no trading volume, the Company selected comparables to determine expected volatility. The Company analyzed companies in the comparable industry and selected early staged, similarly capitalized companies. The Company performed an analysis of the comparable companies’ volatility and utilized the average of the comparable companies’ volatility as its expected volatility;

☐	the risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the warrants; and

☐	expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

(c)	Fair Value of Derivative Warrants

The fair value of the 2007 derivative warrants was computed using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions at December 31, 2008, the date when Section 815-40-15 became effective:

December 31, 2008
Expected life (year)	3.38
Expected volatility	91.00%
Expected annual rate of quarterly dividends	0.00%
Risk-free interest rate	1.55%

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

The fair value of the 2007 derivative warrants was computed using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions at September 30, 2009 and June 30, 2009, the date when Section 815-40-15 became effective:

	September 30, 2009	June 30, 2009
Expected life (year)	2.63	2.88
Expected volatility	98.00%	97.00%
Expected annual rate of quarterly dividends	0.00%	0.00%
Risk-free interest rate	2.31%	2.54%

The fair value of the embedded derivative warrants is marked-to-market at each balance sheet date after January 1, 2009, the date when Section 815-40-15 became effective, and the change in the fair value of the embedded derivative warrants is recorded in the statements of operations as change in the fair value of derivative liability in other income or expense.

The table below provides a summary of the fair value of the derivative warrant liability and the changes in the fair value of the derivative warrants, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (level 3) at September 30, 2009 and for the interim period then ended:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total
Balance, December 31, 2008, the date when Section 815-40-15 became effective	$(52,887)	$(52,887)
Total gains or losses (realized/unrealized) included in:
Net income (loss)	(759)	(759)
Other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2009	$(53,646)	$(53,6460)
Total gains or losses (realized/unrealized) included in:
Net income (loss)	(1,166)	(1,166)
Other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, September 30, 2009	$(54,812)	$(54,812)

Warrants Activities

The table below summarizes the Company’s derivative warrant activity through September 30, 2009:

	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	APIC Reclassification of Derivative Liability	(Gain) Loss Change in Fair Value of Derivative Liability
Derivative warrants at December 31, 2008	583,111	-	583,111	$(52,887)	$-	$-
Exercise of warrants	(-)	-	(-)	-	(-)	-
Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-
Total warrant exercised	(-)	-	(-)	-	(-)	-
Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-
Derivative warrants remaining	583,111	-	583,111	(52,887)	-	-
Mark to market	-	-		(759)	-	759
Derivative warrants at June 30, 2009	583,111	-	583,111	(53,646)	-	759
Exercise of warrants	(-)	-	(-)	-	(-)	-
Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-
Total warrant exercised	(-)	-	(-)	-	(-)	-
Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-
Derivative warrants remaining	583,111	-	583,111	(53,646)	-	-
Mark to market	-	-		(1,166)	-	1,166
Derivative warrants at September 30, 2009	583,111	-	583,111	(54,812)	-	1,166

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.18	583,111	2.63	$0.18	583,111	2.63	$0.18
$0.18	583,111	2.63	$0.18	583,111	2.63	$0.18

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements relate to future events or our strategy, future operations, future financial position, future revenues, projected costs, prospects, and the plans and objectives of management and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

The Company is currently inactive.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2009, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net Loss
Our net loss was $41,199 for the three months ended September 30, 2009, compared to $58,681 for the three months ended September 30, 2008.

Operating Expenses

Operating expenses were $8,473 for the three months ended September 30, 2009, compared to $35,083 for the three months ended September 30, 2008.

Other (Income) Expenses

Other (income) expenses were $40,726 inclusive of $1,166 change in the fair value of derivative warrant liability, and $39,560 interest expenses relating to its convertible debentures and notes payable for the three months ended September 30, 2009, compared to $23,598 of  interest expenses relating to its convertible debentures and notes payable for the three months ended September 30, 2008.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Research and Development

None.

Financing Activities

7% Convertible Debentures

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

On December 15, 2008, the Allonge No. 1 to three (3) of the Convertible Debentures were made by and between the Company and the debenture holders.  Except as amended hereby, the terms of the Note remain as originally stated. The Principal Amounts as stated on the face of certain Debentures were increased in aggregate to $515,466. Interest on the increased portion of the Principal Amounts shall accrue from the date of this Allonge.

Accrued interest on the convertible debentures as of September 30, 2009, was $195,547.

Notes Payable

In May 2007, we sold two (2) $93,500 each, or in aggregate, $187,000 principal of 7% secured promissory notes (the “Notes”) and 500,000 Common Stock purchase warrants (the “Warrants”) (collectively, the “Securities”) for an aggregate purchase price of $170,000. The Notes were due September 2007, and are secured by the Company’s assets. The Warrants have an exercise price of $0.18 per share and a term of five years. In connection with the sale of the Securities, we issued as broker’s fees: (i) 83,111 common stock purchase warrants ($0.18 exercise price, five year term) and (ii) a promissory note in the amount of $14,963. In addition, we incurred legal fees of approximately $30,500 in connection with the sale of the Securities. The Company is currently accruing interest at the default rate of 18% per annum.

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

Allonge No. 2

On December 29, 2008, the Allonge No. 2 to one of the Notes was made by and between the Company and the note holder, however the note holder never transferred the funds to the Company, which invalidated the Allonge No. 2.

Allonge No. 3

On September 23, 2009, the Allonge No. 3 to one of the Notes was made by and between the Company and the note holder. Except as amended hereby, the terms of the Note remain as originally stated.

The Principal Amount as stated on the face of the Note shall be increased by $10,000 to $124,750. Interest on the increased portion of the Principal Amount shall accrue from the date of this Allonge. The amendment to the Principal Amount due and owing on the Note described herein notwithstanding, Lender does not waive interest that may have accrued at a default rate of interest and liquidated damages, if any, that may have accrued on the Note through the date of this Allonge, which default interest and liquidated damages, if any, remain outstanding and payable.

The notes are currently in default and the Company is accruing interest at the default rate of 18% per annum.

Accrued interest on the Notes as of September 30, 2009, was $89,531.

Loans Payable - Stockholder

In November 2007, a stockholder loaned the Company $28,000. Such loan bears interest at the rate of 6% per annum and is due November 2008. Interest accrued and owed on this loan amounts to $210.

This same stockholder loaned the Company an additional $11,000 on February 12, 2008 expiring one year from the date of issuance. Such loan bears interest at the rate of 6% per annum and is currently past due.

In June 2008, a stockholder loaned the Company $25,000. The loan bears interest at 6% per annum and is due June 2009.

Accrued interest on the loans payable - stockholder as of September 30, 2009 was $5,671.

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

Employees

As of September 30, 2009, we had no full-time employees.

Related Party Transactions

In September 2007, we agreed to provide our former CEO, Mr. Sobkowski, with a full release from all non-compete and non-solicitation clauses in his agreements, either written and oral, and either explicit and implied, in exchange for full settlement of any outstanding debts owed to him that are unpaid. In addition, we granted him a non-exclusive, worldwide, royalty-free right and license to use the MonitorPlus software source code, and all derivative works thereof, in return for agreement to render reasonable assistance in the winding-down of the Company's original business plans. That winding-down continues as of the date of this Report.

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

•
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

•
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

•
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

•
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

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer (one person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the principal executive officer and principal financial officer (one person) concluded that those disclosure controls and procedures were not effective as of September 30, 2009, because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies. We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

Item 3. Defaults Upon Senior Securities.

Since a registration statement covering the common stock to be issued upon conversion of the convertible debentures issued by the Company in March 2006 and described above was not filed within 90 days of the closing, the Company is in default under such debentures. Accordingly, the Company is required to pay liquidated damages equal to 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. As such, the Company has accrued $[] in liquidated damages and $[] in interest on the liquidated damages as of September 30, 2009.

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

Date: June 29, 2012	Aprecia Inc. By: /s/ Isaac Onn Name: Isaac Onn Title: President, Chief Executive Officer and Interim Chief Financial Officer