Form 10-Q
period 2009-12-31
APRECIA INC
filed 2012-07-09
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one) Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,761,597 shares of Common Stock, as of July 6, 2012.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

APRECIA, INC.

FORM 10-Q

TABLE OF CONTENTS
		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements	F-1

ITEM 2	MManagement's Discussion and Analysis and Results of Operations	1

ITEM 4	Controls and Procedures	7

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings	8

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds.	8

ITEM 3	Defaults Upon Senior Securities	8

ITEM 4	Submission of Matters to a Vote of Security Holders.	8

ITEM 5	Other Information	8

ITEM 6	Exhibits	9

SIGNATURES		11

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Aprecia, Inc.

December 31, 2009 and 2008

Aprecia, Inc.

Balance Sheets

	December 31, 2009	June 30, 2009
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$263	$17,383

Total Current Assets	263	17,383

Total Assets	$263	$17,383

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$5,950	$18,450
Accrued interest	385,736	306,071
Accrued liquidated damages	106,667	106,667
Convertible debentures	515,466	515,466
Loans payable - stockholder	64,000	64,000
Notes payable	238,994	228,994

Total Current Liabilities	1,316,813	1,239,648

DERIVATIVE WARRANT LIABILITY	53,646	53,646

Total Liabilities	1,370,459	1,293,294

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value; 250,000,000 shares authorized;
16,761,597 shares issued and outstanding	1,676	1,676
Additional paid-in capital	237,507	237,507
Accumulated deficit	(1,609,379)	(1,515,094)

Total Stockholders' Deficit	(1,370,196)	(1,275,911)

Total Liabilities and Stockholders' Deficit	$263	$17,383

See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Operations

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	December 31, 2009	December 31, 2009	December 31, 2008	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Salaries and wages - Officer	11,500	3,500	-	-
General and administrative expenses	3,120	2,647	61,511	26,428

Total operating expenses	14,620	6,147	61,511	26,428

Loss from Operations	(14,620)	(6,147)	(61,511)	(26,428)

Other (Income) Expense:
Change in the fair value of derivative liability	-	(1,166)	-	-
Forgiveness of debt	-	-	(32,150)	(32,150)
Interest expense	79,665	40,105	61,059	37,461

Total other (income) expense	79,665	38,939	28,909	5,311

Loss before Income Tax Provision	(94,285)	(45,086)	(90,420)	(31,739)

Income Tax Provision	-	-	-	-

NET LOSS	$(94,285)	$(45,086)	$(90,420)	$(31,739)

NET LOSS PER COMMON SHARE:
- BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	16,761,597	16,761,597	16,761,597	16,761,597

See accompanying notes to the financial statements.

Aprecia, Inc.

Statement of Stockholders' Deficit
For the Interim Period Ended December 31, 2009

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2008	16,761,597	$1,676	290,394	$(1,312,332)	$(1,020,262)

Reclassification of additional paid-in capital to derivative warrant liability at January 1, 2009 upon adoption of FASB ASC 815-40-15 (formerly "EITF 07-5")			(52,887)		(52,887)

Net loss				(202,762)	(202,762)

Balance, June 30, 2009	16,761,597	1,676	237,507	(1,515,094)	(1,275,911)

Net loss				(94,285)	(94,285)

Balance, December 31, 2009	16,761,597	$1,676	$237,507	$(1,609,379)	$(1,370,196)

See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,285)	$(90,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	478
Changes in operating assets and liabilities:
Accrued expenses	(12,500)	(2,150)
Accrued interest	79,665	61,059

NET CASH USED IN OPERATING ACTIVITIES	(27,120)	(31,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	10,000	27,034

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	42,500

NET CHANGE IN CASH	(17,120)	11,467

Cash at beginning of the period	17,383	6,149

Cash at end of the period	$263	$17,616

SUPPLEMENTAL DISCLOSUREOF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Aprecia, Inc.
December 31, 2009 and 2008
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

The Company’s convertible debentures and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2009 and June 30, 2009.

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

Pursuant to ASC Paragraph 470-20-30-27, the carrying amount of the liability component shall be determined for purposes of paragraph 470-20-25-23 by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component, i.e. free standing instruments.  Pursuant to ASC Paragraph 470-20-30-28, the carrying amount of the equity component represented by the embedded conversion option shall be determined for purposes of paragraph 470-20-25-23 by deducting the fair value of the liability component from the initial proceeds up to the initial proceeds ascribed to the convertible debt instrument as a whole.

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

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2009 or 2008.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended December 31, 2009 and 2008, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended December 31, 2009	For the Interim Period Ended December 31, 2008
Convertible debentures, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on March 10, 2006 matured on March 10, 2008, 24 months from the date of the issuance, which is past due.	$4,166,667	$4,166,667
Convertible debentures Allonge No. 1, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on December 15, 2008, matured on December 15, 2010, 24 months from the date of the issuance, which is past due.	128,883	128,883
Warrants issued in connection with the notes payable issued on May 18, 2007, with an exercise price of $0.18 per common share expiring five (5) years from the date of issuance.	500,000	500,000
Warrants issued as broker’s fees in connection with notes payable issued on May 18, 2007, with an exercise price of $0.18 per share expiring five (5) years from the date of issuance.	83,111	83,111

Total potentially outstanding dilutive common shares	4,878,661	4,878,661

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2009, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Summary of Convertible Debentures, Accrued Interest, Liquidated Damages and Related Interest

Convertible debentures, accrued interest, liquidated damages and related interest at December 31, 2009 and June 30, 2009 consisted of the following:

	December 31, 2009	June 30, 2009
Convertible debentures	515,466	515,466
Accrued interest	218,976	172,196
Accrued liquidated damages	106,667	106,667
Accrued interest on liquidated damages	59,730	50,050

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

In June 2008 a stockholder loaned the Company $25,000. The loan bears interest at 6% per annum, matured on June 30, 2009 and is now past due.

Loans payable – stockholder and related interest at December 31, 2009 and June 30, 2009 consisted of the following:

	December 31, 2009	June 30, 2009
Loans payable – Stockholder	64,000	64,000
Accrued interest	6,640	4,704

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

The notes are currently in default and the Company is accruing interest at the default rate of 18% per annum.

Notes payable and related interest at December 31, 2009 and June 30, 2009 consisted of the following:

	December 31, 2009	June 30, 2009
Notes payable	238,994	228,994
Accrued interest	100,390	79,121

Note 7 – Related Party Transactions

Free Office Space from Majority Stockholder and Chief Executive Officer

The Company has been provided office space by its majority stockholder and Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 8 – Derivative Warrant Liability

The notes payable are hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4.  The embedded derivative feature includes the warrants attached to the Notes.  Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The compound embedded derivatives within the notes have been valued using a layered discounted probability-weighted cash flow approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

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

The fair value of the 2007 derivative warrants was computed using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions at December 31, 2009 and June 30, 2009, the date when Section 815-40-15 became effective:

	December 31, 2009	June 30, 2009
Expected life (year)	2.38	2.88
Expected volatility	97.00%	97.00%
Expected annual rate of quarterly dividends	0.00%	0.00%
Risk-free interest rate	2.69%	2.54%

The fair value of the embedded derivative warrants is marked-to-market at each balance sheet date after January 1, 2009, the date when Section 815-40-15 became effective, and the change in the fair value of the embedded derivative warrants is recorded in the statements of operations as change in the fair value of derivative liability in other income or expense.

The table below provides a summary of the fair value of the derivative warrant liability and the changes in the fair value of the derivative warrants, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (level 3) at December 31, 2009 and for the interim period then ended:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total
Balance, December 31, 2008, the date when Section 815-40-15 became effective	$(52,887)	$(52,887)
Total gains or losses (realized/unrealized) included in:
Net income (loss)	(759)	(759)
Other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2009	$(53,646)	$(53,646)
Total gains or losses (realized/unrealized) included in:
Net income (loss)	(1,166)	(1,166)
Other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, September 30, 2009	(54,812)	(54,812)
Total gains or losses (realized/unrealized) included in:
Net income (loss)	1,166	1,166
Other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, December 31, 2009	$(53,646)	$(53,646)

Warrants Activities

The table below summarizes the Company’s derivative warrant activity through December 31, 2009:

	2007 Warrant Activities
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	APIC Reclassification of Derivative Liability	(Gain) Loss Change in Fair Value of Derivative Liability
Derivative warrants at December 31, 2008	583,111	-	583,111	$(52,887)	$-	$-
Exercise of warrants	(-)	-	(-)	-	(-)	-
Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-
Total warrant exercised	(-)	-	(-)	-	(-)	-
Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-
Derivative warrants remaining	583,111	-	583,111	(52,887)	-	-
Mark to market	-	-		(759)	-	759
Derivative warrants at June 30, 2009	583,111	-	583,111	(53,646)	-	759
Exercise of warrants	(-)	-	(-)	-	(-)	-
Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-
Total warrant exercised	(-)	-	(-)	-	(-)	-
Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-
Derivative warrants remaining	583,111	-	583,111	(53,646)	-	-
Mark to market	-	-		(1,166)	-	1,166
Derivative warrants at September 30, 2009	583,111	-	583,111	(54,812)	-	1,166
Exercise of warrants	(-)	-	(-)	-	(-)	-
Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-
Total warrant exercised	(-)	-	(-)	-	(-)	-
Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-
Derivative warrants remaining	583,111	-	583,111	(54,812)	-	-
Mark to market	-	-		1,166	-	(1,166)
Derivative warrants at December 31, 2009	583,111	-	583,111	(53,646)	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.18	583,111	2.38	$0.18	583,111	2.38	$0.18
$0.18	583,111	2.38	$0.18	583,111	2.38	$0.18

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

The Company is currently inactive.

Going Concern

As reflected in the accompanying financial statements, we had an accumulated deficit at December 31, 2009, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about our ability to continue as a going concern.

While we are attempting to commence operations and generate sufficient revenues, our cash position may not be sufficient enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement its business plan and generate sufficient revenues.

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

Net Loss

Our net loss was $94,285 for the six months ended December 31, 2009, compared to $90,420 for the six months ended December 31, 2008.

Operating Expenses

Operating expenses were $14,620 for the six months ended December 31, 2009, compared to $61,511 for the six months ended December 31, 2008.

Other (Income) Expenses

Other (income) expenses were $79,665 of interest expenses relating to its convertible debentures and notes payable for the six months ended December 31, 2009, compared to $61,059 of interest expenses relating to its convertible debentures and notes payable for the six months ended December 31, 2008.

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

Accrued interest on the convertible debentures as of December 31, 2009, was $218,976

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

Accrued interest on the Notes as of December 31, 2009, was $100,390.

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

Accrued interest on the loans payable - stockholder as of December 31, 2009 was $6,640.

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

Employees

As of December 31, 2009, we had no full-time employees.

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

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer (one person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the principal executive officer and principal financial officer (one person) concluded that those disclosure controls and procedures were not effective as of December 31, 2009, because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies. We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

Item 3. Defaults Upon Senior Securities.

Since a registration statement covering the common stock to be issued upon conversion of the convertible debentures issued by the Company in March 2006 and described above was not filed within 90 days of the closing, the Company is in default under such debentures. Accordingly, the Company is required to pay liquidated damages equal to 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. As such, the Company has accrued $106,667 in liquidated damages and $59,730 in interest on the liquidated damages as of December 31, 2009.

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

Date: July 6, 2012	Aprecia Inc.

	By:	/s/ Isaac Onn
	Name:	Isaac Onn
	Title:	President, Chief Executive Officer and Interim Chief Financial Officer