Form 10-Q
period 2010-03-31
APRECIA INC
filed 2012-07-12
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one) Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,761,597 shares of Common Stock, as of July 12, 2012.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

APRECIA, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Aprecia, Inc.

March 31, 2010 and 2009

Aprecia, Inc.

Balance Sheets

	March 31, 2010	June 30, 2009
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$263	$17,383

Total Current Assets	263	17,383

Total Assets	$263	$17,383

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$5,950	$18,450
Accrued interest	424,918	306,071
Accrued liquidated damages	106,667	106,667
Convertible debentures	515,466	515,466
Loans payable - stockholder	64,000	64,000
Notes payable	238,994	228,994

Total Current Liabilities	1,355,995	1,239,648

DERIVATIVE WARRANT LIABILITY	45,483	53,646

Total Liabilities	1,401,478	1,293,294

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value; 250,000,000 shares authorized;
16,761,597 shares issued and outstanding	1,676	1,676
Additional paid-in capital	237,507	237,507
Accumulated deficit	(1,640,398)	(1,515,094)

Total Stockholders' Deficit	(1,401,215)	(1,275,911)

Total Liabilities and Stockholders' Deficit	$263	$17,383

See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Operations

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	March 31, 2010	March 31, 2010	March 31, 2009	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Salaries and wages - Officer	11,500	-	-	-
General and administrative expenses	3,120	-	61,750	239

Total operating expenses	14,620	-	61,750	239

Loss from Operations	(14,620)	-	(61,750)	(239)

Other (Income) Expense:
Change in the fair value of derivative liability	(8,163)	(8,163)	(437)	(437)
Forgiveness of debt	-	-	(32,150)	-
Interest expense	118,847	39,182	99,565	38,506

Total other (income) expense	110,684	31,019	66,978	38,069

Loss before Income Tax Provision	(125,304)	(31,019)	(128,728)	(38,308)

Income Tax Provision	-	-	-	-

NET LOSS	$(125,304)	$(31,019)	$(128,728)	$(38,308)

NET LOSS PER COMMON SHARE:
- BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	16,761,597	16,761,597	16,761,597	16,761,597

See accompanying notes to the financial statements.

Aprecia, Inc.

Statement of Stockholders' Deficit
For the Interim Period Ended March 31, 2010

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2008	16,761,597	$1,676	$290,394	$(1,312,332)	$(1,020,262)

Reclassification of additional paid-in capital to derivative warrant liability at January 1, 2009 upon adoption of FASB ASC 815-40-15 (formerly "EITF 07-5")			(52,887)		(52,887)

Net loss				(202,762)	(202,762)

Balance, June 30, 2009	16,761,597	1,676	237,507	(1,515,094)	(1,275,911)

Net loss				(125,304)	(125,304)

Balance, March 31, 2010	16,761,597	$1,676	$237,507	$(1,640,398)	$(1,401,215)

See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(125,304)	$(128,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	717
Changes in operating assets and liabilities:
Accrued expenses	(12,500)	(2,150)
Accrued interest	118,847	99,565
Derivative warrant liability	(8,163)	(437)

NET CASH USED IN OPERATING ACTIVITIES	(27,120)	(31,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	15,466
Proceeds from issuance of notes payable	10,000	27,034

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	42,500

NET CHANGE IN CASH	(17,120)	11,467

Cash at beginning of the period	17,383	6,149

Cash at end of the period	$263	$17,616

SUPPLEMENTAL DISCLOSUREOF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Aprecia, Inc.
March 31, 2010 and 2009
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

Following a reassessment of its business goals and objectives, the Company’s Board of Directors concluded that shareholder value would be better enhanced by either a sale of the Company or an acquisition of a business enterprise rather than the continuation of its efforts to commercialize the MonitorPlus products. Consequently, in fiscal 2008 its management was authorized to cease the development of its applied artificial intelligence solutions and develop a business strategy to either sell the Company or acquire a business enterprise instead. The Company has not yet been able to consummate either objective.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accrued expenses, accrued interest and accrued liquidated damages, approximate their fair values because of the short maturity of these instruments.

The Company’s convertible debentures and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2010 and June 30, 2009.

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2010 or 2009.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended March 31, 2010 and 2009 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended March 31, 2010	For the Interim Period Ended March 31, 2009
Convertible debentures, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on March 10, 2006 matured on March 10, 2008, 24 months from the date of the issuance, which is past due.	4,166,667	4,166,667
Convertible debentures Allonge No. 1, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on December 15, 2008 matured on December 15, 2010, 24 months from the date of the issuance, which is past due.	128,883	128,883
Warrants issued in connection with the notes payable issued on May 18, 2007 with an exercise price of $0.18 per common share expiring five (5) years from the date of issuance.	500,000	500,000
Warrants issued as broker’s fees in connection with notes payable issued on May 18, 2007 with an exercise price of $0.18 per share expiring five (5) years from the date of issuance.	83,111	83,111
Total potentially outstanding dilutive	4,878,661	4,878,661

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at March 31, 2010, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Summary of Convertible Debentures, Accrued Interest, Liquidated Damages and Related Interest

Convertible debentures, accrued interest, liquidated damages and related interest at March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010	June 30, 2009
Convertible debentures	515,466	515,466
Accrued interest	241,862	172,196
Accrued liquidated damages	106,667	106,667
Accrued interest on liquidated damages	64,466	50,050

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

In June 2008 a stockholder loaned the Company $25,000. The loan bears interest at 6% per annum, matured on June 30, 2009 and is now past due.

Loans payable – stockholder and related interest at March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010	June 30, 2009
Loans payable – Stockholder	64,000	64,000
Accrued interest	7,587	4,704

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

Interest Rate. Interest payable on this Note shall accrue at a rate per annum (the “Interest Rate”) of seven percent (7%). Interest on the Principal Amount shall accrue from the date of this Note and shall be payable, in arrears, together with Principal Amount payments as described below and on the Maturity Date, whether by acceleration or otherwise.

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

The notes are currently in default and the Company is accruing interest at the default rate of 18% per annum.

Notes payable and related interest at March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010	June 30, 2009
Notes payable	238,994	228,994
Accrued interest	111,003	79,121

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

The Company’s 2007 derivative warrants were valued at each period ending date using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions:

	The underlying stock price was used as the fair value of the common stock on period end date;

	The stock price would fluctuate with the Company’s projected volatility. The projected volatility curve for each valuation period was based on its historical volatility;

	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

	Reset events projected to occur are based on no future projected capital needs;

	The Holder would exercise the warrant as they become exercisable at target prices of $0.18 per common share for the 2007 Notes Offering, and lowering such target as the warrants approached maturity;

	The probability weighted cash flows are discounted using the risk free interest rates.


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

	The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the warrants

	Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

(c)	Fair Value of Derivative Warrants

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

The fair value of the 2007 derivative warrants was computed using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions at March 31, 2010 and June 30, 2009, the date when Section 815-40-15 became effective:

	March 31, 2010	June 30, 2009
Expected life (year)	2.13	2.88
Expected volatility	93.88%	97.00%
Expected annual rate of quarterly dividends	0.00%	0.00%
Risk-free interest rate	1.275%	2.54%

The fair value of the embedded derivative warrants is marked-to-market at each balance sheet date after January 1, 2009, the date when Section 815-40-15 became effective, and the change in the fair value of the embedded derivative warrants is recorded in the statements of operations as change in the fair value of derivative liability in other income or expense.

The table below provides a summary of the fair value of the derivative warrant liability and the changes in the fair value of the derivative warrants, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (level 3) at March 31, 2010 and for the interim period then ended:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total
Balance, December 31, 2008, the date when Section 815-40-15 became effective	$(52,887)	$(52,887)
Total gains or losses (realized/unrealized) included in:
Net income (loss)	(759)	(759)
Other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2009	(53,646)	(53,646)
Total gains or losses (realized/unrealized) included in:
Net income (loss)	(1,166)	(1,166)
Other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, September 30, 2009	(54,812)	(54,812)
Total gains or losses (realized/unrealized) included in:
Net income (loss)	1,166	1,166
Other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, December 31, 2009	(53,646)	(53,646)
Total gains or losses (realized/unrealized) included in:
Net income (loss)	8,163	8,163
Other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, March 31, 2010	$(45,483)	$(45,483)

Warrants Activities

The table below summarizes the Company’s derivative warrant activity through March 31, 2010:

	2007 Warrant Activities
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	APIC Reclassification of Derivative Liability	(Gain) Loss Change in Fair Value of Derivative Liability
Derivative warrants at December 31, 2008	583,111	-	583,111	$(52,887)	$-	$-
Exercise of warrants	(-)	-	(-)	-	(-)	-
Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-
Total warrant exercised	(-)	-	(-)	-	(-)	-
Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-
Derivative warrants remaining	583,111	-	583,111	(52,887)	-	-
Mark to market	-	-		(759)	-	759
Derivative warrants at June 30, 2009	583,111	-	583,111	(53,646)	-	759
Exercise of warrants	(-)	-	(-)	-	(-)	-
Total warrant exercised	(-)	-	(-)	-	(-)	-
Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-
Derivative warrants remaining	583,111	-	583,111	(53,646)	-	-
Mark to market	-	-		(1,166)	-	1,166
Derivative warrants at September 30, 2009	583,111	-	583,111	(54,812)	-	1,166
Exercise of warrants	(-)	-	(-)	-	(-)	-
Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-
Total warrant exercised	(-)	-	(-)	-	(-)	-
Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-
Derivative warrants remaining	583,111	-	583,111	(54,812)	-	-
Mark to market	-	-		1,166	-	(1,166)
Derivative warrants at December 31, 2009	583,111	-	583,111	(53,646)	-	-
Exercise of warrants	(-)	-	(-)	-	(-)	-
Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-
Total warrant exercised	(-)	-	(-)	-	(-)	-
Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-
Derivative warrants remaining	583,111	-	583,111	(54,812)	-	-
Mark to market	-	-		8,163	-	(8,163)
Derivative warrants at March 31, 2010	583,111	-	583,111	(45,483)	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.18	583,111	2.13	$0.18	583,111	2.13	$0.18
$0.18	583,111	2.13	$0.18	583,111	2.13	$0.18

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

The Company is currently inactive.

Going Concern

As reflected in the accompanying financial statements, we had an accumulated deficit at March 31, 2010, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about our ability to continue as a going concern.

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

Net Loss

Our net loss was $125,304 for the nine months ended March 31, 2010, compared to $128,728 for the nine months ended March 31, 2009.

Operating Expenses

Operating expenses were $14,620 for the nine months ended March 31, 2010, compared to $61,750 for the nine months ended March 31, 2009.

Other (Income) Expenses

Other (income) expenses were $118,847 of interest expenses relating to its convertible debentures and notes payable for the nine months ended March 31, 2010, compared to $99,565 of interest expenses relating to its convertible debentures and notes payable for the nine months ended March 31, 2009.

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

Accrued interest on the convertible debentures as of March 31, 2010, was $241,862.

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

Accrued interest on the Notes as of March 31, 2010, was $111,003.

Loans Payable - Stockholder

In November 2007, a stockholder loaned the Company $28,000. Such loan bears interest at the rate of 6% per annum and is due November 2008. Interest accrued and owed on this loan amounts to $210.

This same stockholder loaned the Company an additional $11,000 on February 12, 2008 expiring one year from the date of issuance. Such loan bears interest at 6% per annum and is currently past due.

In June 2008, a stockholder loaned the Company $25,000. The loan bears interest at 6% per annum and is due June 2009.

Accrued interest on the loans payable - stockholder as of March 31, 2010 was $7,587.

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

Employees

As of March 31, 2010, we had no full-time employees.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires our Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Estimates and judgments are based on historical experience, forecasted future events and various other assumptions we believe to be reasonable under the circumstances. Estimates and judgments may vary under different assumptions or conditions. We evaluate our estimates and judgments on an ongoing basis. Management believes the accounting policies below are critical in the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments.

Commitments and Contingencies

We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset been impaired and the amount of loss can re reasonably estimated. The Company accrues a liability and charges operations for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date.

Research and Development

None.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

We account for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Subtopic 505-50 of the FASB Accounting Standards Codification (“Subtopic 505-50”).

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

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer (one person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the principal executive officer and principal financial officer (one person) concluded that those disclosure controls and procedures were not effective as of March 31, 2010, because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies. We plan to seek to correct these deficiencies during the current fiscal year or the next.

During the quarterly period covered by this Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Since a registration statement covering the common stock to be issued upon conversion of the convertible debentures issued by the Company in March 2006 and described above was not filed within 90 days of the closing, the Company is in default under such debentures. Accordingly, we are required to pay liquidated damages equal to 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. As such, we have accrued $106,667 in liquidated damages and $64,466 in interest on the liquidated damages as of March 31, 2010.

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

Date: July 12, 2012	Aprecia Inc. By: /s/ Isaac Onn Name: Isaac Onn Title: President, Chief Executive Officer and Interim Chief Financial Officer