Form 10-K
period 2012-06-30
APRECIA INC
filed 2012-08-13
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of the registrant’s common stock outstanding as of August 9, 2012, was 16,761,597.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference. None

APRECIA, INC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

•	being a development stage company with very limited operating history;
•	dependence on key personnel;
•	personnel allocating their time to other businesses and potentially having conflicts of interest with our business;
•	potentially being unable to obtain additional financing to complete an initial transaction;
•	limited pool of prospective business opportunities;
•	securities ownership being concentrated; and
•	potential change in control if we sell the Company or acquire a businesses for stock;

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

Unless otherwise provided in this Annual Report on Form 10-K, references to “Aprecia,” “the Company,” “the Registrant,” “we,” “us” and “our” refer to Aprecia, Inc.

PART I

ITEM 1. BUSINESS

General

Aprecia, Inc. was formed to become a leading edge provider of applied artificial intelligence solutions for thoroughbred and lottery applications. We developed MonitorPlus, an analysis tool designed to help the thoroughbred racing and lottery industry by providing alerts when potential wagering fraud or money laundering is detected. We had marketed our products through a partner/distributor primarily to regulatory bodies. Our success was largely dependent on the market acceptance of MonitorPlus, efficient utilization of our infrastructure, successful ongoing development of advanced process technologies and generation of sufficient return on research and development investments. We currently do not intend to undertake any further research, development or marketing efforts with respect to the Monitor Plus technology or products based on such technology.

We are now considered a blank check company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Our current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into Aprecia. In certain instances, a target company may wish to become a subsidiary of Aprecia or may wish to contribute or sell assets to us rather than to merge. No assurances can be given that we will be successful in identifying or negotiating with any target company. Aprecia seeks to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

A business combination with a target company normally will involve the transfer to the target company of the majority of the issued and outstanding common stock of Aprecia, and the substitution by the target company of its own management and board of directors. No assurances can be given that we will be able to enter into a business combination, or, if we do enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Competition

The  Company  is an  insignificant  participant  among  firms  which  engage in business  combinations  with, or financing of,  development  stage  enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management  availability,  the Company will  continue  to  be at a  significant  competitive  disadvantage  vis-a-vis  the Company's competitors.

Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds  itself out as being  engaged  primarily  in the  business  of investing,  reinvesting  or trading of  securities.  While the Company  does not intend to  engage in such  activities,  the  Company  could  become  subject  to regulation  under the  Investment  Company  Act of 1940 in the event the Company obtains or  continues  to hold a minority  interest  in a number of  development stage   enterprises.   The  Company  could  be  expected  to  incur  significant registration  and compliance  costs if required to register under the Investment Company  Act of 1940.  Accordingly, management will continue to  review  the Company's  activities  from  time  to  time  with a  view  toward  reducing  the likelihood the Company could be classified as an "investment company."
The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and to any target company.

Employees

The  Company's  only  employees  at the  present  time  are  its  officers  and directors,  who will devote as much time as the Board of Directors  determine is necessary to carry out the affairs of the Company.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our corporate offices at 9 Dolson Road, Monsey, NY 10952. We do not pay rent for this space because the amount of the space we use at such office is de minimis. We believe that this space will be sufficient until we start generating revenues and need to hire employees.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Although  the then National Association of Securities Dealers, Inc. approved our Form 15c2-11 and granted us the stock symbol “ACIA.OB” on Feb 9, 2007, no public trading market for our common stock ever developed.

As of June 30, 2010, there were 55 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 30, 2011, we have not adopted any equity compensation plans.

Repurchases of Equity Securities

During the fiscal year ended June 30, 2010, we did not repurchase any shares as part of any publicly announced plans or programs or otherwise.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINCNAICAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Overview

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Aprecia, Inc. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

 Plan of Operation - General

During the next 12 months, the Company intends to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Annual Report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

The Company will have to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. None of the officers and directors of the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placements. In any private placement, management may purchase shares on the same terms as offered in the private placement.

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another. The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As part of any transaction, the acquired company may require that management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company's Common Stock. The Company's funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will be a material factor on their decision to enter a specific transaction.

The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by Management in connection with any acquisition.

The Company has not formulated any policy regarding the use of consultants or outside advisors, but does not anticipate that it will use the services of such persons.

The Company has, and will continue to have, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Sources of Opportunities

The Company anticipates that business opportunities for possible acquisition will be referred by various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than three hour per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time they expect to spend full time in investigating and closing any acquisition for a period of two weeks. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's anticipation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business.  On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the  Company's  officers  and  directors  may,  as  part  of  the  terms  of the  acquisition transaction,  resign and be replaced by new officers and  directors without a vote of the Company's shareholders.
It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering.

The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired.

Accordingly, following the acquisition of any such product, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs therefore incurred in the related investigation would not be recoverable.

Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to the Company of the related costs incurred.

Management believes that the Company may be able to benefit from the use of "leverage" in the acquisition of a business opportunity. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business.

Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities. The borrowing involved in a leveraged transaction would ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

Results of Operations

Years Ended June 30, 2010 and 2009

As of June 30, 2010, we had $763 in cash, and have experienced losses since inception. We did not generate any revenues from operations during the years ended June 30, 2010 and 2009. Total operating costs and expenses during the year ended June 30, 2010 were $19,120 for a net loss of $168,133 compared to total operating costs and expenses of $48,250 for net income of $202,762 for the year ended June 30, 2009. The operating expenses of $19,120 consisted of officer's salary ($11,500) and general and administrative expenses ($7,620). We have incurred a cumulative net loss of $1,683,227 for the period December 15, 2005 (inception) to June 30, 2010.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2010 reflects that the Company has $763 in assets. In addition, the Company had a working capital deficiency of $1,399,902 and total stockholders’ deficiency of $1,444,044 at June 30, 2010.  As of June 30, 2010, we had convertible debentures outstanding consisting of $515,466 in principal, accrued interest in the amount of $264,980, accrued liquidated damages of $106,667 and accrued interest on liquidated damages of $69,250. As of June 30, 2010, we have notes payable in the principal amount of $243,994 and $121,814 of accrued interest.

The focus of Aprecia's efforts is to acquire or develop an operating business.  Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company.  We have considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. We does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards.  Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued.  Watchtower’s significant expected expenses are comprised primarily of professional fees incident to its reporting requirements.

The accompanying financial statements have been prepared assuming Aprecia will continue as a going concern.  Aprecia’s recurring losses from operations, stockholders' deficiency and working capital deficiency, and lack of revenue generating operations, raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes Aprecia will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for Aprecia, but cannot assure that such financing will be available on acceptable terms.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Going Concern Consideration

We have incurred a cumulative net loss of $1,683,227 for the period December 15, 2005 (inception) to June 30, 2010. In addition, the Company had a working capital deficiency of $1,399,902 and total stockholders’ deficiency of $1,444,044 at June 30, 2010.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending June 30, 2010, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in this Annual Report for the year ended June 30, 2010, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Need For Additional Financing

The Company believes that its existing capital is not sufficient to meet the Company’s cash needs required for the costs of compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination.
The Company believes that it will need approximately $40,000 to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. We currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

The fair value of share options and similar instruments is estimated on the date of grant using the Cox, Ross & Rubenstein Binomial Lattice Model or Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:


Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term..


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


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


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Aprecia, Inc.

June 30, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aprecia, Inc.
Monsey, New York

We have audited the accompanying balance sheets of Aprecia, Inc., (the “Company”) as of June 30, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
August 13, 2012

Aprecia, Inc.

Balance Sheets
	June 30, 2010	June 30, 2009

ASSETS

CURRENT ASSETS:
Cash	$763	$17,383

Total Current Assets	763	17,383

Total Assets	$763	$17,383

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$5,950	$18,450
Accrued interest	464,588	306,071
Accrued liquidated damages	106,667	106,667
Convertible debentures	515,466	515,466
Loans payable - stockholder	64,000	64,000
Notes payable	243,994	228,994

Total Current Liabilities	1,400,665	1,239,648

DERIVATIVE WARRANT LIABILITY	44,142	53,646

Total Liabilities	1,444,807	1,293,294

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value; 250,000,000 shares authorized;
16,761,597 shares issued and outstanding	1,676	1,676
Additional paid-in capital	237,507	237,507
Accumulated deficit	(1,683,227)	(1,515,094)

Total Stockholders' Deficit	(1,444,044)	(1,275,911)

Total Liabilities and Stockholders' Deficit	$763	$17,383

See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Operations
	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	June 30, 2010	June 30, 2009

NET REVENUES	$-	$-

OPERATING EXPENSES:
Salaries and wages - Officer	11,500	-
General and administrative expenses	7,620	48,520

Total operating expenses	19,120	48,520

Loss from Operations	(19,120)	(48,520)

Other (Income) Expense:
Change in the fair value of derivative liability	(9,504)	759
Interest expense	158,517	153,483

Total other (income) expense	149,013	154,242

Loss before Income Tax Provision	(168,133)	(202,762)

Income Tax Provision	-	-

NET LOSS	$(168,133)	$(202,762)

NET LOSS PER COMMON SHARE:
- BASIC AND DILUTED	$(0.01)	$(0.01)

Weighted average common shares outstanding:
- basic and diluted	16,761,597	16,761,597

See accompanying notes to the financial statements.

Aprecia, Inc.

Statement of Stockholders' Deficit
For the Fiscal Year Ended June 30, 2010 and 2009

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2008	16,761,597	$1,676	$290,394	$(1,312,332)	$(1,020,262)

Reclassification of additional paid-in capital to derivative warrant liability at January 1, 2009 upon adoption of
FASB ASC 815-40-15 (formerly "EITF 07-5")			(52,887)		(52,887)

Net loss				(202,762)	(202,762)

Balance, June 30, 2009	16,761,597	1,676	237,507	(1,515,094)	(1,275,911)

Net loss				(168,133)	(168,133)

Balance, June 30, 2010	16,761,597	$1,676	$237,507	$(1,683,227)	$(1,444,044)

See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Cash Flows
	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(168,133)	$(202,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	954
Changes in operating assets and liabilities:
Accrued expenses	(12,500)	16,300
Accrued interest	158,517	153,483
Derivative warrant liability	(9,504)	759

NET CASH USED IN OPERATING ACTIVITIES	(31,620)	(31,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	15,466
Proceeds from issuance of notes payable	15,000	27,034

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,000	42,500

NET CHANGE IN CASH	(16,620)	11,234

Cash at beginning of the year	17,383	6,149

Cash at end of the year	$763	$17,383

SUPPLEMENTAL DISCLOSUREOF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Aprecia, Inc.
June 30, 2010 and 2009
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

The Company’s convertible debentures and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2010 and 2009.

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


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


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


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


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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended June 30, 2010 or 2009.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the fiscal year ended June 30, 2010 and 2009 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Fiscal Year Ended June 30, 2010	For the Fiscal Year Ended June 30, 2009
Convertible debentures, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on March 10, 2006 matured on March 10, 2008, 24 months from the date of the issuance, which is past due.	4,166,667	4,166,667
Convertible debentures Allonge No. 1, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on December 15, 2008 matured on December 15, 2010, 24 months from the date of the issuance, which is past due.	128,883	128,883
Warrants issued in connection with the notes payable issued on May 18, 2007 with an exercise price of $0.18 per common share expiring five (5) years from the date of issuance	500,000	500,000
Warrants issued as broker’s fees in connection with notes payable issued on May 18, 2007 with an exercise price of $0.18 per share expiring five (5) years from the date of issuance	83,111	83,111
Total potentially outstanding dilutive common shares	4,878,661	4,878,661

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at June 30, 2010, a net loss and net cash used in operating activities for the fiscal year then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Summary of Convertible Debentures, Accrued Interest, Liquidated Damages and Related Interest

Convertible debentures, accrued interest, liquidated damages and related interest at June 30, 2010 and 2009 consisted of the following:

	June 30, 2010	June 30, 2009
Convertible debentures	515,466	515,466
Accrued interest	264,980	172,196
Accrued liquidated damages	106,667	106,667
Accrued interest on liquidated damages	69,250	50,050

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

In June 2008 a stockholder loaned the Company $25,000. The loan bears interest at 6% per annum, matured on June 30, 2009 and is now past due.

Loans payable – stockholder and related interest at June 30, 2010 and 2009 consisted of the following:

	June 30, 2010	June 30, 2009
Loans payable – Stockholder	64,000	64,000
Accrued interest	8,544	4,704

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

Allonge No. 4

On May 12, 2010, the Allonge No. 4 to one of the Notes was made by and between the Company and the note holder. Except as amended hereby, the terms of the Note remain as originally stated.

The Principal Amount as stated on the face of the Note shall be increased by $5,000 to $129,750. Interest on the increased portion of the Principal Amount shall accrue from the date of this Allonge. The amendment to the Principal Amount due and owing on the Note described herein notwithstanding, Lender does not waive interest that may have accrued at a default rate of interest and liquidated damages, if any, that may have accrued on the Note through the date of this Allonge, which default interest and liquidated damages, if any, remain outstanding and payable.

The notes are currently in default and the Company is accruing interest at the default rate of 18% per annum.

Summary of Notes Payable and Accrued Interest

Notes payable and related interest at June 30, 2010 and 2009 consisted of the following:

	June 30, 2010	June 30, 2009
Notes payable	243,994	228,994
Accrued interest	121,814	79,121

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

	The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the warrants;

	Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated. dividend policy.

(c)	Fair Value of Derivative Warrants

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

The fair value of the 2007 derivative warrants was computed using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Expected life (year)	1.88	2.88
Expected volatility	92.75%	97.00%
Expected annual rate of quarterly dividends	0.00%	0.00%
Risk-free interest rate	0.895%	2.54%

The fair value of the embedded derivative warrants is marked-to-market at each balance sheet date after January 1, 2009, the date when Section 815-40-15 became effective, and the change in the fair value of the embedded derivative warrants is recorded in the statements of operations as change in the fair value of derivative liability in other income or expense.

The table below provides a summary of the fair value of the derivative warrant liability and the changes in the fair value of the derivative warrants, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (level 3) at June 30, 2010 and for the fiscal year then ended:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total
Balance, December 31, 2008, the date when Section 815-40-15 became effective	$(52,887)	$(52,887)
Total gains or losses (realized/unrealized) included in:
Net income (loss)	(759)	(759)
Other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2009	(53,646)	(53,646)
Total gains or losses (realized/unrealized) included in:
Net income (loss)	9,504	9,504
Other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2010	$(44,142)	$(44,142)

Warrants Activities

The table below summarizes the Company’s derivative warrant activity through June 30, 2010:

	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	APIC Reclassification of Derivative Liability	(Gain) Loss Change in Fair Value of Derivative Liability
Derivative warrants at December 31, 2008	583,111	-	583,111	$(52,887)	$-	$-
Exercise of warrants	(-)	-	(-)	-	(-)	-
Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-
Total warrant exercised	(-)	-	(-)	-	(-)	-
Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-
Derivative warrants remaining	583,111	-	583,111	(52,887)	-	-
Mark to market	-	-		(759)	-	759
Derivative warrants at June 30, 2009	583,111	-	583,111	(53,646)	-	759
Exercise of warrants	(-)	-	(-)	-	(-)	-
Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-
Total warrant exercised	(-)	-	(-)	-	(-)	-
Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-
Derivative warrants remaining	583,111	-	583,111	(53,646)	-	-
Mark to market	-	-		9,504	-	(9,504)
Derivative warrants at June 30, 2010	583,111	-	583,111	(44,142)	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.18	583,111	1.88	$0.18	583,111	1.88	$0.18
$0.18	583,111	1.88	$0.18	583,111	1.88	$0.18

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

Note 10 – Income Tax Provision

Deferred Tax Assets

At June 30, 2010, the Company has available for federal income tax purposes net operating loss (“NOL”) carry-forwards of $1,639,085, net of (i) $52,887 of the fair value of derivative warrants included in the debt discounts and deferred financing costs and (ii) ($8,475) of accumulated change in fair value of derivative warrants included in the statements of operations, which may be used to offset future taxable income through the fiscal year ending June 30, 2030. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $557,289 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $60,139 and $50,957 for fiscal year ended June 30, 2010 and 2009, respectively.

Components of deferred tax assets as of June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	557,289	497,150
Less valuation allowance	(557,289)	(497,150)
Deferred tax assets, net of valuation allowance	-	$-

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

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2010	For the Fiscal Year Ended June 30, 2009
Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 8, 2010, the Company re-engaged Li & Company, PC (“Li & Company”) as its independent registered public accounting firm to audit and review the Company’s financial statements effective immediately. Li & Company previously served as the Company’s Independent Registered Public Accounting Firm from October 13, 2009 through August 24, 2010. This change was made solely in an effort to reduce our overall cost given our limited resources.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2010, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following person is our sole executive officer and director and holds the offices set forth opposite his name.

Name	Age	Position
Isaac Onn	61	President, Chief Executive Officer, Interim Chief Financial Officer and Director

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

Mr. Onn was not affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or has a material interest adverse to it.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Board of Directors

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Mr. Isaac Onn, our sole director, currently receives no compensation for his service on our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Since none of our securities have been registered pursuant to Section 12(b) or 12(g) of the Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

Code of Ethics

Our Board has not adopted a code of ethics that applies to all of our directors, employees and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Committees

Since inception, we have never had any audit committee or any other committee of the Board.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to our Chief Executive Officer for services rendered in all capacities to us during the years ended June 30, 2010, 2009 and 2008. There were no other compensated executive officers during the fiscal years ended June 30, 2010, 2009 and 2008.

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Isaac Onn(1)	2010	11,500	0	0	0	0	0	0	11,500
	2009	0	0	0	0	0	0	0	0
Isidore Sobkowski(2)	2009	0	0	0	0	0	0	0	0
	2008	46,573	0	0	0	0	0	0	0

(1) Mr. Onn was appointed as our President, Chief Executive Officer and Interim Chief Financial Officer and a director on December 15, 2008, after the resignation of Mr. Sobkowski from the same positions on the same day.

(2) Mr. Sobkowski resigned as of December 15, 2008; accordingly, he received no compensation during the 2010 fiscal year.

As of June 30, 2010, we have not entered into any employment agreements with Mr. Onn or any other individual. Mr. Onn received $11,500 in compensation from the Company in exchange for his services; however, he is reimbursed for out of pocket expenses he incurs in providing services to the Company.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made to our officers and directors since our date of incorporation on December 15, 2005.

Long-Term Incentive Plans. As of June 30, 2010, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-End. Since our incorporation on December 15, 2005, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no long-term equity incentive plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is the ownership, as of August 9, 2012, of the number of shares and percentage of our common stock beneficially owned by: (i) each of our directors, (ii) each of our executive officers listed in the above summary compensation table, (iii) all of our directors and executive officers as a group, and (iv) all person or entities known to beneficially own more than 5% of our outstanding common stock.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Isaac Onn	0	0.0
Common Stock	Isidore Sobkowski	9,700,000	57.9
Common Stock	Solomon Lax	2,200,000	13.1
Common Stock	Michael Hartstein	960,000	5.7
Common Stock	Eroom Systems, Inc.	2,083,333	12.4
Common Stock	All executive officers and directors as a group (1)	0	0.0

(1) Unless otherwise indicated, the address of each beneficial owner is c/o Aprecia, Inc., 9 Dolson Rd., Monsey, New York 10952.

(2) Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Applicable percentage ownership is based on 16,761,597 shares of common stock outstanding as of August 9, 2012, together with securities exercisable or convertible into shares of common stock within 60 days of August 9, 2012, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of August 9, 2012, which are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

The aggregate fees, billed by Li & Company, independent registered public accountant, for auditing services to us during the fiscal year ended June 30, 2009, were $0.

The aggregate fees, billed by Li & Company, independent registered public accountant, for auditing services to us during the fiscal year ended June 30, 2010, were $0.

Audit Related Fees

Audit-related fees include fees for assurance and related services that are traditionally performed by our auditors. These services include due diligence on acquisition targets and consultation in connection with financial and accounting standards.

The aggregate fees, paid to, or accrued for Li & Company, our independent registered public accountant, for audit-related services to us during the fiscal year ended June 30, 2009, were $0.

The aggregate fees, paid to, or accrued for Li & Company, our independent registered public accountant, for audit-related services to us for the fiscal year ended June 30, 2010, were $0.

Tax Fees

Tax fees include fees for services that are performed by professional tax staff other than in connection with the audit. These services include tax compliance services, tax planning and tax advice. The aggregate fees, paid to, or accrued for Li & Company, independent registered public accountant, for tax services to us during the fiscal year ended June 30, 2009, were $0.

Tax fees include fees for services that are performed by professional tax staff other than in connection with the audit. These services include tax compliance services, tax planning and tax advice. The aggregate fees, paid to, or accrued for Li & Company, independent registered public accountant, for tax services to us during the fiscal year ended June 30, 2010, were $0.

All Other Fees

During the fiscal year ended June 30, 2009, the aggregate fees, paid to, or accrued for Albanese, independent registered public accountant, for all other services were $0.

During the fiscal year ended June 30, 2010, the aggregate fees, paid to, or accrued for Li & Company, independent registered public accountant, for all other services were $0.

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

Aprecia Inc.

Date: August 13, 2012	By:	/s/ Isaac Onn
Name: Isaac Onn
Title: President, Chief Executive Officer and Interim Chief Financial Officer