Form 10-Q
period 2010-09-30
APRECIA INC
filed 2012-08-16
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one) Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,761,597 shares of Common Stock, as of August 14, 2012.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

APRECIA, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Aprecia, Inc.

September 30, 2010 and 2009

Aprecia, Inc.

Balance Sheets

	September 30, 2010	June 30, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$733	$763

Total Current Assets	733	763

Total Assets	$733	$763

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$5,950	$5,950
Accrued interest	504,793	464,588
Accrued liquidated damages	106,667	106,667
Convertible debentures	515,466	515,466
Loans payable - stockholder	64,000	64,000
Notes payable	243,994	243,994

Total Current Liabilities	1,440,870	1,400,665

DERIVATIVE WARRANT LIABILITY	41,751	44,142

Total Liabilities	1,482,621	1,444,807

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value; 250,000,000 shares authorized;
16,761,597 shares issued and outstanding	1,676	1,676
Additional paid-in capital	237,507	237,507
Accumulated deficit	(1,721,071)	(1,683,227)

Total Stockholders' Deficit	(1,481,888)	(1,444,044)

Total Liabilities and Stockholders' Deficit	$733	$763

 See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Salaries and wages - Officer	-	8,000
General and administrative expenses	30	473

Total operating expenses	30	8,473

Loss from Operations	(30)	(8,473)

Other (Income) Expense:
Change in the fair value of derivative liability	(2,391)	1,166
Interest expense	40,205	39,560

Total other (income) expense	37,814	40,726

Loss before Income Tax Provision	(37,844)	(49,199)

Income Tax Provision	-	-

NET LOSS	$(37,844)	$(49,199)

NET LOSS PER COMMON SHARE:
- BASIC AND DILUTED	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	16,761,597	16,761,597

See accompanying notes to the financial statements.

Aprecia, Inc.

Statement of Stockholders' Deficit
For the Interim Period Ended September 30, 2010
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2009	16,761,597	$1,676	$237,507	$(1,515,094)	$(1,275,911)

Net loss				(168,133)	(168,133)

Balance, June 30, 2010	16,761,597	1,676	237,507	(1,683,227)	(1,444,044)

Net loss				(37,844)	(37,844)

Balance, September 30, 2010	16,761,597	$1,676	$237,507	$(1,721,071)	$(1,481,888)

See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,844)	$(49,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	-	(12,500)
Accrued interest	40,205	39,560
Derivative warrant liability	(2,391)	1,166

NET CASH USED IN OPERATING ACTIVITIES	(30)	(20,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	10,000

NET CHANGE IN CASH	(30)	(10,973)

Cash at beginning of the period	763	17,383

Cash at end of the period	$733	$6,410

SUPPLEMENTAL DISCLOSUREOF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Aprecia, Inc.

September 30, 2010 and 2009

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2010 and notes thereto contained in Form 10K as filed with the SEC on August 13, 2012.

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

The Company’s convertible debentures and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2010 and June 30, 2010.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2010 or 2009.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended September 30, 2010 and 2009 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended September 30, 2010	For the Interim Period Ended September 30, 2009

Convertible debentures, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on March 10, 2006 matured on March 10, 2008.	4,166,667	4,166,667

Convertible debentures Allonge No. 1, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on December 15, 2008 matured on December 15, 2010.	128,883	128,883

Warrants issued in connection with the notes payable issued on May 18, 2007 with an exercise price of $0.18 per common share expired on May 18, 2012.	500,000	500,000

Warrants issued as broker’s fees in connection with notes payable issued on May 18, 2007 with an exercise price of $0.18 per share expired on May 18, 2012	83,111	83,111

Total potentially outstanding dilutive common shares	4,878,661	4,878,661

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2010, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Summary of Convertible Debentures, Accrued Interest, Liquidated Damages and Related Interest

Convertible debentures, accrued interest, liquidated damages and related interest at September 30, 2010 and June 30, 2010 consisted of the following:

	September 30, 2010	June 30, 2010

Convertible debentures	515,466	515,466

Accrued interest	288,331	264,980

Accrued liquidated damages	106,667	106,667

Accrued interest on liquidated damages	74,082	69,250

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

In June 2008 a stockholder loaned the Company $25,000. The loan bears interest at 6% per annum, matured on June 30, 2009 and is now past due.

Loans payable – stockholder and related interest at September 30, 2010 and June 30, 2010 consisted of the following:

	September 30, 2010	June 30, 2010

Loans payable – Stockholder	64,000	64,000

Accrued interest	9,511	8,544

Note 6 – Notes Payable

Notes Payable

Principal, Attached Warrants and Related Offering Costs. On May 18, 2007 the Company sold two (2) $93,500 each, or $187,000, in aggregate, of 7% secured promissory notes (the “Notes”) maturing four (4) months from the date of issuance along with two (2) warrants to purchase 250,000 shares each, or 500,000 shares in aggregate, of common stock at an exercise price of $0.18 per share , which expired on May 18, 2012, (the “2007 Warrants”) (collectively, the “Securities” or “2007 Notes Offering”) for an aggregate purchase price of $170,000. The Notes were past due as of September 18, 2007 and are secured by all of the rights, title and interest of the Company’s assets. In connection with the sale of the 2007 Notes Offering, the Company issued as broker’s fees: (i) a warrant to purchase 83,111 shares of common stock at an exercise price of $0.18 per share, which expired on May 18, 2012, valued at $9,641 on the date of grant and (ii) a promissory note in the amount of $14,960. In addition, the Company incurred legal fees of $30,512 in connection with the sale of the 2007 Notes Offering. The aggregate costs of $55,813 were carried as deferred financing costs and amortized over the term of the notes payable of four (4) months.

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

Allonge No. 2

On December 29, 2008, the Allonge No. 2 to one of the Notes was made by and between the Company and the note holder; however the note holder never transferred the funds to the Company, which invalidated the Allonge No. 2.

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

The notes are currently in default and the Company is accruing interest at the default rate of 18% per annum.

Summary of Notes Payable and Accrued Interest

Notes payable and related interest at September 30, 2010 and June 30, 2010 consisted of the following:

	September 30, 2010	June 30, 2010

Notes payable	243,994	243,994

Accrued interest	132,869	121,814

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

Warrants Issued on May 18, 2007

Description of Warrants

In connection with the sale of Notes, the Company issued (i) warrants to purchase 500,000 shares of common stock to the Notes holders and (ii) a warrant to purchase 83,111 shares of common stock to the broker, or 583,111 common shares in aggregate (“2007 Warrants”) with an exercise price of $0.18 per share, which expired on May 18, 2012, all of which have been earned upon issuance.

Derivative Analysis

The exercise price of the 2007 warrants and the number of shares issuable upon exercise was subject to reset adjustment in the event of stock splits, stock dividends, recapitalization, most favored nation clause and similar corporate events.  Pursuant to the most favored nation provision of the 2007 Notes Offering, if the Company issues any common stock or securities other than the excepted issuances,  to any person or entity at a purchase or exercise price per share less than the share purchase price of the 2007 warrant exercise price without the consent of the subscriber holding purchased notes, warrants or warrant shares of the 2007 Notes Offering, then the subscriber shall have the right to apply the lowest such purchase price or exercise price of the offering or sale of such new securities to the purchase price of the purchased shares then held by the subscriber (and, if necessary, the Company will issue additional shares), the reset adjustments are also referred to as full reset adjustments.

Because these warrants had full reset adjustments tied to future issuances of equity securities by the Company, they were subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5: Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF 07-5”)). Section 815-40-15 became effective for the Company on January 1, 2009 and as of that date the Warrants issued in the 2007 Notes Offering have been measured at fair value using a Binomial pricing model at each reporting period end date with gains and losses from the change in fair value of derivative liabilities recognized on the statements of operations.

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

(b)  Valuation Assumptions

The Company’s 2007 derivative warrants were valued at each period ending date using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions:

•	The underlying stock price was used as the fair value of the common stock on period end date;

•	The stock price would fluctuate with the Company’s projected volatility. The projected volatility curve for each valuation period was based on its historical volatility;

•	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

•	Reset events projected to occur are based on no future projected capital needs;

•	The Holder would exercise the warrant as they become exercisable at target prices of $0.18 per common share for the 2007 Notes Offering, and lowering such target as the warrants approached maturity;

•	The probability weighted cash flows are discounted using the risk free interest rates.

•
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

•	The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the warrants

•	Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

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

The fair value of the 2007 derivative warrants was computed using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010

Expected life (year)	1.63	1.88

Expected volatility	90.07%	92.75%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free interest rate	0.635%	0.895%

The fair value of the embedded derivative warrants is marked-to-market at each balance sheet date after January 1, 2009, the date when Section 815-40-15 became effective, and the change in the fair value of the embedded derivative warrants is recorded in the statements of operations as change in the fair value of derivative liability in other income or expense.

The table below provides a summary of the fair value of the derivative warrant liability and the changes in the fair value of the derivative warrants, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (level 3) at September 30, 2010 and for the interim period then ended:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2008, the date when Section 815-40-15 became effective	$(52,887)	$(52,887)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(759)	(759)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2009	(53,646)	(53,646)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	9,504	9,504

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2010	(44,142)	(44,142)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	2,391	2,391

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, September 30, 2010	$(41,751)	$(41,751)

Warrants Activities

The table below summarizes the Company’s derivative warrant activity through September 30, 2010:

	2007 Warrant Activities				APIC	(Gain) Loss Change in Fair
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Value of Derivative Liability

Derivative warrants at December 31, 2008	583,111	-	583,111	$(52,887)	$-	$-

Exercise of warrants	(-)	-	(-)	-	(-)	-

Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-

Total warrant exercised	(-)	-	(-)	-	(-)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-

Derivative warrants remaining	583,111	-	583,111	(52,887)	-	-

Mark to market	-	-		(759)	-	759

Derivative warrants at June 30, 2009	583,111	-	583,111	(53,646)	-	759

Exercise of warrants	(-)	-	(-)	-	(-)	-

Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-

Total warrant exercised	(-)	-	(-)	-	(-)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-

Derivative warrants remaining	583,111	-	583,111	(53,646)	-	-

Mark to market	-	-		9,504	-	(9,504)

Derivative warrants at June 30, 2010	583,111	-	583,111	(44,142)	-	-

Mark to market	-	-		2,391	-	(2,391)

Derivative warrants at September 30, 2010	583,111	-	583,111	(41,751)	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.18	583,111	1.63	$0.18	583,111	1.63	$0.18

$0.18	583,111	1.63	$0.18	583,111	1.63	$0.18

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to “Aprecia,” the “Company,” “we,” “our” or “us” refer to Aprecia, Inc. Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion and analysis and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this Report and reports included herein by reference. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, and (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

 Plan of Operation

We were formed to become a leading edge provider of applied artificial intelligence solutions for thoroughbred and lottery applications. We are currently inactive.

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

Plan of Operation

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

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Quarterly Report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

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

Net Loss

Our net loss was $37,844 for the three months ended September 30, 2010, compared to $49,199 for the three months ended September 30, 2009. The decrease in net loss was due primarily to the fact that our president and CEO stopped taking compensation.

Operating Expenses

There were no operating expenses for the three months ended September 30, 2010 (other than $30), compared to $8,473 for the three months ended September 30, 2009.

Other (Income) Expenses

Other (income) expenses were $40,205 of interest expenses relating to its convertible debentures and notes payable for the three months ended September 30, 2010, compared to $39,560 of interest expenses relating to its convertible debentures and notes payable for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2010 reflects that the Company has cash in the amount of $733.  The Company is a blank check company and does not have any planned operations.

The focus of Aprecia’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. Aprecia has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. We does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. We presently owns no real property and at this time has no intention of acquiring any such property. Our primary expected expenses are comprised substantially of professional fees primarily incident to its reporting requirements and interest expense on our convertible debentures.

We may have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The Company has no planned operations.  The Company had no revenues and incurred a net loss of $37,844 for the three months ended September 30, 2010 and a net loss of $1,721,071 for the period from December 15, 2005 (inception) through September 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer (one person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the principal executive officer and principal financial officer (one person) concluded that those disclosure controls and procedures were not effective as of September 30, 2010, because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies. We plan to seek to correct these deficiencies during the current fiscal year or the next.

Changes in Internal Controls over Financial Reporting

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

Item 1A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

Since a registration statement covering the common stock to be issued upon conversion of the convertible debentures issued by the Company in March 2006 and described above was not filed within 90 days of the closing, the Company is in default under such debentures. Accordingly, we are required to pay liquidated damages equal to 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. As such, we have accrued $106,667 in liquidated damages and $74,082 in interest on the liquidated damages as of September 30, 2010.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

Aprecia Inc.

Date: August 16, 2012	By:	/s/ Isaac Onn
Isaac Onn
President, Chief Executive Officer and Interim Chief Financial Officer