Form 10-Q
period 2010-12-31
APRECIA INC
filed 2012-08-20
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one) Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,761,597 shares of Common Stock, as of August 20, 2012.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

APRECIA, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Aprecia, Inc.

December 31, 2010 and 2009

Aprecia, Inc.
Balance Sheets

	December 31, 2010	June 30, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$10,159	$763

Total Current Assets	10,159	763

Total Assets	$10,159	$763

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$5,950	$5,950
Accrued interest	545,620	464,588
Accrued liquidated damages	106,667	106,667
Convertible debentures	515,466	515,466
Loans payable - stockholder	64,000	64,000
Notes payable	255,494	243,994

Total Current Liabilities	1,493,197	1,400,665

DERIVATIVE WARRANT LIABILITY	41,343	44,142

Total Liabilities	1,534,540	1,444,807

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value; 250,000,000 shares authorized;
16,761,597 shares issued and outstanding	1,676	1,676
Additional paid-in capital	237,507	237,507
Accumulated deficit	(1,763,564)	(1,683,227)

Total Stockholders' Deficit	(1,524,381)	(1,444,044)

Total Liabilities and Stockholders' Deficit	$10,159	$763

 See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Operations

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	December 31, 2010	December 31, 2010	December 31, 2009	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Salaries and wages - Officer	-	-	11,500	3,500
General and administrative expenses	2,104	2,074	3,120	2,647

Total operating expenses	2,104	2,074	14,620	6,147

Loss from Operations	(2,104)	(2,074)	(14,620)	(6,147)

Other (Income) Expense:
Change in the fair value of derivative liability	(2,799)	(408)	-	(1,166)
Interest expense	81,032	40,827	79,665	40,105

Total other (income) expense	78,233	40,419	79,665	38,939

Loss before Income Tax Provision	(80,337)	(42,493)	(94,285)	(45,086)

Income Tax Provision	-	-	-	-

NET LOSS	$(80,337)	$(42,493)	$(94,285)	$(45,086)

NET LOSS PER COMMON SHARE:
- BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	16,761,597	16,761,597	16,761,597	16,761,597

 See accompanying notes to the financial statements.

Aprecia, Inc.

Statement of Stockholders' Deficit
For the Interim Period Ended September 30, 2010
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2009	16,761,597	$1,676	$237,507	$(1,515,094)	$(1,275,911)

Net loss				(168,133)	(168,133)

Balance, June 30, 2010	16,761,597	1,676	237,507	(1,683,227)	(1,444,044)

Net loss				(80,337)	(80,337)

Balance, December 31, 2010	16,761,597	$1,676	$237,507	$(1,763,564)	$(1,524,381)

 See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,337)	$(94,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	-	(12,500)
Accrued interest	81,032	79,665
Derivative warrant liability	(2,799)	-

NET CASH USED IN OPERATING ACTIVITIES	(2,104)	(27,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	11,500	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,500	10,000

NET CHANGE IN CASH	9,396	(17,120)

Cash at beginning of the period	763	17,383

Cash at end of the period	$10,159	$263

SUPPLEMENTAL DISCLOSUREOF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

 See accompanying notes to the financial statements.

Aprecia, Inc.

December 31, 2010 and 2009
Notes to the Financial Statements
(Unaudited)

Note 1 – Organization and Operations

Aprecia, Inc.

Aprecia, Inc. (the “Company”), was incorporated on December 15, 2005 under the laws of the State of Delaware.

The Company originally intended to become a leading edge provider of applied artificial intelligence solutions for thoroughbred and lottery applications through the development of MonitorPlus, an analysis tool designed to help the thoroughbred racing and lottery industry by providing alerts when potential wagering fraud or money laundering is detected. The Company intended to generate revenue through (i) the licensing of our technology to parties engaged in the regulation of the thoroughbred racing industry, and (ii) the licensing of our technology to third parties which were expected to develop and sell specifically tailored software solutions for customers based on its technology. However, the Company was un able to enter into any meaningful agreement for the sale or license of its technology.  The Company had planned to introduce MonitorPlus to the thoroughbred industry as an entry point into the marketplace, and then planned to develop complementary products based on MonitorPlus. However, the Company was unable to do either, and as a result, the Company substantially curtailed its operations.

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

The Company’s convertible debentures and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2010 and June 30, 2010.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2010 or 2009.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended December 31, 2010 and 2009 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended December 31, 2010	For the Interim Period Ended December 31, 2009

Convertible debentures, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on March 10, 2006 matured on March 10, 2008.	4,166,667	4,166,667

Convertible debentures Allonge No. 1, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on December 15, 2008 matured on December 15, 2010.	128,883	128,883

Warrants issued in connection with the notes payable issued on May 18, 2007 with an exercise price of $0.18 per common share expired on May 18, 2012.	500,000	500,000

Warrants issued as broker’s fees in connection with notes payable issued on May 18, 2007 with an exercise price of $0.18 per share expired on May 18, 2012	83,111	83,111

Total potentially outstanding dilutive common shares	4,878,661	4,878,661

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2010, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Summary of Convertible Debentures, Accrued Interest, Liquidated Damages and Related Interest

Convertible debentures, accrued interest, liquidated damages and related interest at December 31, 2010 and June 30, 2010 consisted of the following:

	December 31, 2010	June 30, 2010

Convertible debentures	515,466	515,466

Accrued interest	311,760	264,980

Accrued liquidated damages	106,667	106,667

Accrued interest on liquidated damages	78,930	69,250

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

In June 2008 a stockholder loaned the Company $25,000. The loan bears interest at 6% per annum, matured on June 30, 2009 and is now past due.

Loans payable – stockholder and related interest at December 31, 2010 and June 30, 2010 consisted of the following:

	December 31, 2010	June 30, 2010

Loans payable – Stockholder	64,000	64,000

Accrued interest	10,480	8,544

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

Allonge No. 5

On October 5, 2010, the Allonge No. 5 to one of the Notes was made by and between the Company and the note holder.  Except as amended hereby, the terms of the Note remain as originally stated.

The Principal Amount as stated on the face of the Note shall be increased by $11,500 to $141,250. Interest on the increased portion of the Principal Amount shall accrue from the date of this Allonge. The amendment to the Principal Amount due and owing on the Note described herein notwithstanding, Lender does not waive interest that may have accrued at a default rate of interest and liquidated damages, if any, that may have accrued on the Note through the date of this Allonge, which default interest and liquidated damages, if any, remain outstanding and payable.

The notes are currently in default and the Company is accruing interest at the default rate of 18% per annum.

Summary of Notes Payable and Accrued Interest

Notes payable and related interest at December 31, 2010 and June 30, 2010 consisted of the following:

	December 31, 2010	June 30, 2010

Notes payable	255,494	243,994

Accrued interest	144,450	121,814

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

The fair value of the 2007 derivative warrants was computed using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010

Expected life (year)	1.38	1.88

Expected volatility	89.81%	92.75%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free interest rate	1.000%	0.895%

The fair value of the embedded derivative warrants is marked-to-market at each balance sheet date after January 1, 2009, the date when Section 815-40-15 became effective, and the change in the fair value of the embedded derivative warrants is recorded in the statements of operations as change in the fair value of derivative liability in other income or expense.

The table below provides a summary of the fair value of the derivative warrant liability and the changes in the fair value of the derivative warrants, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (level 3) at December 31, 2010 and for the interim period then ended:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2008, the date when Section 815-40-15 became effective	$(52,887)	$(52,887)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(759)	(759)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2009	(53,646)	(53,646)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	9,504	9,504

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2010	(44,142)	(44,142)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	2,799	2,799

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, December 31, 2010	$(41,343)	$(41,343)

Warrants Activities

The table below summarizes the Company’s derivative warrant activity through December 31, 2010:

	2007 Warrant Activities				APIC	(Gain) Loss Change in Fair
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Value of Derivative Liability

Derivative warrants at December 31, 2008	583,111	-	583,111	$(52,887)	$-	$-

Exercise of warrants	(-)	-	(-)	-	(-)	-

Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-

Total warrant exercised	(-)	-	(-)	-	(-)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-

Derivative warrants remaining	583,111	-	583,111	(52,887)	-	-

Mark to market	-	-		(759)	-	759

Derivative warrants at June 30, 2009	583,111	-	583,111	(53,646)	-	759

Exercise of warrants	(-)	-	(-)	-	(-)	-

Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-

Total warrant exercised	(-)	-	(-)	-	(-)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-

Derivative warrants remaining	583,111	-	583,111	(53,646)	-	-

Mark to market	-	-		9,504	-	(9,504)

Derivative warrants at June 30, 2010	583,111	-	583,111	(44,142)	-	-

Mark to market	-	-		2,799	-	(2,799)

Derivative warrants at December 31, 2010	583,111	-	583,111	(41,343)	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.18	583,111	1.38	$0.18	583,111	1.38	$0.18

$0.18	583,111	1.38	$0.18	583,111	1.38	$0.18

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

Note 10 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Net Loss

Our net loss was $42,493 for the three months ended December 31, 2010, compared to $45,086 for the three months ended December 31, 2009. The decrease in net loss was due primarily to the salaries paid to the officer during the three months ended Decebmer 31, 2009.

Operating Expenses

There was $2,074 of operating expenses for the three months ended December 31, 2010, compared to $6,147for the three months ended December 31, 2009. The decrease  in operating expenses was due primarily to the salaries paid to the officer during the three months ended December 31, 2009

Other (Income) Expenses

Other (income) expenses were $40,827 of interest expenses relating to its convertible debentures and notes payable for the three months ended December 31, 2010, compared to $ 40,105 of interest expenses relating to its convertible debentures and notes payable for the nine months ended December 31, 2009.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2010 reflects that the Company has cash in the amount of $10,159.  The Company is a blank check company and does not have any planned operations.

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

Going Concern Consideration

The Company has no planned operations.  The Company had no revenues and incurred a net loss of $42,493 for the three months ended December 31, 2010 and a net loss of $ 1,763,564 for the period from December 15, 2005 (inception) through December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Aprecia Inc.

Date: August 20, 2012	By:	/s/ Isaac Onn
Name: Isaac Onn
Title: President, Chief Executive Officer and Interim Chief Financial Officer