Form 10-K
period 2011-06-30
APRECIA INC
filed 2012-09-13
CIK 1380856

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

Commission file number: 333-138625

APRECIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4378866
(State of incorporation)	(I.R.S. Employer Identification No.)

9 Dolson Road, Monsey, NY 10952
(Address of principal executive offices)

646-378-8008
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter: $333,392.

The number of shares of the issuer’s common stock issued and outstanding as of September 5, 2012 was 16,761,597 shares.

Documents Incorporated By Reference:  None

PART I

Item 1.  Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company”, the “Registrant” “we” “our” or “us” refer to Aprecia, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

Aprecia, Inc. (the “Company”) was incorporated on December 15, 2005 under the laws of the State of Delaware.

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

We are now considered a blank check company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Aprecia’s current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into Aprecia. In certain instances, a target company may wish to become a subsidiary of Aprecia or may wish to contribute or sell assets to Aprecia rather than to merge. No assurances can be given that Aprecia will be successful in identifying or negotiating with any target company. Aprecia seeks to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

A business combination with a target company normally will involve the transfer to the target company of the majority of the issued and outstanding common stock of Aprecia, and the substitution by the target company of its own management and board of directors. No assurances can be given that Aprecia will be able to enter into a business combination, or, if Aprecia does enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

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

Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds  itself out as being  engaged  primarily  in the  business  of investing,  reinvesting  or trading of  securities.  While the Company  does not intend to  engage in such  activities,  we  could  become  subject  to regulation  under the  Investment  Company  Act of 1940 in the event the Company obtains or  continues  to hold a minority  interest  in a number of  development stage   enterprises.   The  Company  could  be  expected  to  incur  significant registration  and compliance  costs if required to register under the Investment Company  Act of 1940.  Accordingly, management will continue to  review  the Company's  activities  from  time  to  time  with a  view  toward  reducing  the likelihood the Company could be classified as an "investment company."
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

Item 1B.   Unresolved Staff Comments

None

Item 2.   Properties

We currently maintain our corporate offices at 9 Dolson Road, Monsey, New York 10952.

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

Item 4.   Mine Safety Disclosures.

None

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Although  the then National Association of Securities Dealers, Inc. approved our Form 15c2-11 and granted us the stock symbol “ACIA.OB” on Feb 9, 2007, no public trading market for our common stock ever developed. There has been no active trading in the Company’s securities, and there has been no bid or ask prices quoted.

Holders

As of June 30, 2011, there were 16,761,597 common shares issued and outstanding, which were held by 55 holders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any unregistered securities during the fiscal year ended June 30, 2011.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2011.

Item 6.  Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Years Ended June 30, 2011 and 2010

We had $7,549 in cash and cash equivalents as of June 30, 2011, as compared to $763 in cash and cash equivalents as of June 30, 2010.  We have experienced losses since inception. We did not generate any revenues from operations during the years ended June 30, 2011 and 2010. Total operating costs and expenses during the year ended June 30, 2011 were $4,714 for a net loss of $153,031 compared to total operating costs and expenses of $19,121 for a net loss of $168,133 for the year ended June 30, 2010. Expenses for the year ended June 30, 2011 consisted solely of general and administrative expenses while expenses for the year ended June 30, 2011 consisted of salaries and wages to our sole officer of $11,500 and general and administrative expenses of $7,620. We have incurred a cumulative net loss of $1,836,258 for the period December 15, 2005 (inception) to June 30, 2011.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2011 reflects that the Company has $7,549 in assets. In addition, the Company had a stockholders’ deficiency of $1,597,075 at June 30, 2011.

As of June 30, 2011 we had convertible debentures owing in the amount of $515,466, accrued interest of $357,764, accrued liquidated damages in the amount of $106,667 and accrued interest on the liquidated damages of $88,450. These debentures are past due. As of June 30, 2011 we had loans payable to a stockholder in the amount of $64,000 and accrued interest in $12,384.  As of June 30, 2011, we had notes payable in the amount of $255,494 and accrued interest in the amount of $167,253. These 7% notes are secured by all the assets of the Company and are past due.

The focus of Aprecia’s efforts is to acquire or develop an operating business.  Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company.  Aprecia has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Aprecia does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards.  Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued.  Aprecia presently owns no real property and at this time has no intention of acquiring any such property. Aprecia’s significant expected expenses are comprised primarily of professional fees incident to its reporting requirements.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company’s recurring losses from operations, stockholders' deficiency and working capital deficiency, and lack of revenue generating operations, raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available, of if available, on acceptable terms.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and has incurred a cumulative net loss of $1,836,258 for the period December 15, 2005 (inception) to June 30, 2011.  In addition, the Company had a stockholders’ deficiency of $1,597,075 at June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending June 30, 2011 have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in this Annual Report for the year ended June 30, 2011, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Need For Additional Financing

The Company does not have sufficient capital to meet the Company’s cash needs required for the costs of compliance with the reporting requirements of the Exchange Act, and for the costs of accomplishing its goal of completing a business combination. In addition, as the shareholder is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods. we currently have no agreements, arrangements or  understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.   Financial Statements.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of June 30, 2011, the end of the period covered by this annual report, have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, or persons performing similar functions, to allow timely decisions regarding disclosure.

A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of June 30, 2011, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of June 30, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permits the Company to provide only management's report in this annual report

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Management is aware of the risks associated with the lack of segregation of duties at the Company due to the small number of employees currently dealing with general administrative and financial matters. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such lack of segregation of duties and that the potential benefits of adding employees to segregate such duties do not justify the substantial expense associated with such increases. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company will address these concerns at the earliest possible opportunity.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held

Isaac Onn	61	President, Chief Executive Officer and Interim Chief Financial Officer

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

None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. During the fiscal year ended June 30, 2011, neither Isaac Onn nor any of the shareholders holding more than 10% complied with applicable Section 16(a) filing requirements.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.  Executive Compensation.

Summary Compensation

The following table summarizes the compensation paid to our Chief Executive Officer for services rendered in all capacities to us during the years ended June 30, 2011, 2010 and 2009. There were no other compensated executive officers during the fiscal years ended June 30, 2011, 2010 and 2009.

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Isaac Onn(1)	2011	0	0	0	0	0	0	0	0
	2010	11,500	0	0	0	0	0	0	11,500
	2009	0	0	0	0	0	0	0	0

Isidore Sobkowski(2)	2009	0	0	0	0	0	0	0	0

(1) Mr. Onn was appointed as our President, Chief Executive Officer and Interim Chief Financial Officer and a director on December 15, 2008, after the resignation of Mr. Sobkowski from the same positions on the same day.

(2) Mr. Sobkowski resigned as of December 15, 2008; accordingly, he received no compensation during the 2010 fiscal year.

As of June 30, 2011, we have not entered into any employment agreements with Mr. Onn or any other individual.

We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Employment Contracts. We have no employment agreements with any of our directors or executive officers.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made to our directors or officers since our incorporation.

Long-Term Incentive Plans. As of June 30, 2011, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-End. Since our incorporation on June 30, 2011, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no long-term equity incentive plans.

Compensation of Directors

Since our incorporation on December 15, 2005, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of September 5, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 16,761,597 shares of our common stock issued and outstanding as of September 5, 2012. Unless otherwise indicated, the address of each person listed is c/o Aprecia, Inc., 9 Dolson Road, Monsey, New York 10952.

Title of Class	Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Common Stock	Isaac Onn	0	0.0
Common Stock	Isidore Sobkowski	9,700,000	57.9
Common Stock	Solomon Lax	2,200,000	13.1
Common Stock	Michael Hartstein	960,000	5.7
Common Stock	Eroom Systems, Inc.	2,083,333	12.4
Common Stock	All executive officers and directors as a group (1)	0	0.0

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

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

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

Audit fees include fees for audit or review services in accordance with generally accepted auditing standards and fees for services that generally only our auditors provide, such as statutory audits and review of documents filed with the SEC.

The aggregate fees, billed by Li & Company, independent registered public accountant, for auditing services to us during the fiscal year ended June 30, 2011, were $0.

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

The aggregate fees, paid to, or accrued for Li & Company, our independent registered public accountant, for audit-related services to us during the fiscal year ended June 30, 2011, were $0.

The aggregate fees, paid to, or accrued for Li & Company, our independent registered public accountant, for audit-related services to us for the fiscal year ended June 30, 2010, were $0.

Tax Fees

Tax fees include fees for services that are performed by professional tax staff other than in connection with the audit. These services include tax compliance services, tax planning and tax advice. The aggregate fees, paid to, or accrued for Li & Company, independent registered public accountant, for tax services to us during the fiscal year ended June 30, 2011, were $0.

Tax fees include fees for services that are performed by professional tax staff other than in connection with the audit. These services include tax compliance services, tax planning and tax advice. The aggregate fees, paid to, or accrued for Li & Company, independent registered public accountant, for tax services to us during the fiscal year ended June 30, 2010, were $0.

All Other Fees

During the fiscal year ended June 30, 2011, the aggregate fees, paid to, or accrued for Albanese, independent registered public accountant, for all other services were $0.

During the fiscal year ended June 30, 2010, the aggregate fees, paid to, or accrued for Li & Company, independent registered public accountant, for all other services were $0.

As of June 30, 2011, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

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

4.6	7% Convertible Debenture dated March 10, 2006	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

4.7	7% Convertible Debenture dated March 10, 2006	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

4.8	7% Convertible Debenture dated March 10, 2006	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

10.1	Asset Purchase Agreement by and between Isidore Sobkowski and the Company dated March 6, 2006	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

10.2	Voting Agreement by and between Michael Hartstein, Solomon Lax and Isidore Sobkowski	Incorporated by Reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 27, 2006 (File No. 333-138625).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

I Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APRECIA, INC.

Dated: September 13, 2012	By:	/s/ Isaac Onn
Isaac Onn
President, Chief Executive Officer and InterimChief Financial Officer (principal executiveofficer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 13, 2012	By:	/s/ Isaac Onn
Isaac Onn
Director, President, Chief Executive Officerand Interim Chief Financial Officer (principalexecutive officer and principal financial and accounting officer)

Aprecia, Inc.
June 30, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aprecia, Inc.
Monsey, New York

We have audited the accompanying balance sheets of Aprecia, Inc., (the “Company”) as of June 30, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
September 13, 2012

Aprecia, Inc.
Balance Sheets

	June 30, 2011	June 30, 2010

ASSETS

CURRENT ASSETS:
Cash	$7,549	$763

Total Current Assets	7,549	763

Total Assets	$7,549	$763

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$5,950	$5,950
Accrued interest	625,851	464,588
Accrued liquidated damages	106,667	106,667
Convertible debentures	515,466	515,466
Derivative warrant liability - current portion	31,196	-
Loans payable - stockholder	64,000	64,000
Notes payable	255,494	243,994

Total Current Liabilities	1,604,624	1,400,665

DERIVATIVE WARRANT LIABILITY, net	-	44,142

Total Liabilities	1,604,624	1,444,807

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value; 250,000,000 shares authorized;
16,761,597 shares issued and outstanding	1,676	1,676
Additional paid-in capital	237,507	237,507
Accumulated deficit	(1,836,258)	(1,683,227)

Total Stockholders' Deficit	(1,597,075)	(1,444,044)

Total Liabilities and Stockholders' Deficit	$7,549	$763

See accompanying notes to the financial statements.

Aprecia, Inc.
Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	June 30, 2011	June 30, 2010

Net Revenues	$-	$-

Operating Expenses
Salaries and wages - officer	-	11,500
General and administrative expenses	4,714	7,620

Total operating expenses	4,714	19,120

Loss from Operations	(4,714)	(19,120)

Other (Income) Expense:
Change in the fair value of derivative liability	(12,946)	(9,504)
Interest expense	161,263	158,517

Total other (income) expense	148,317	149,013

Loss before Income Tax Provision	(153,031)	(168,133)

Income Tax Provision	-	-

NET LOSS	$(153,031)	$(168,133)

NET LOSS PER COMMON SHARE:
- BASIC AND DILUTED	$(0.01)	$(0.01)

Weighted average common shares outstanding:
- basic and diluted	16,761,597	16,761,597

See accompanying notes to the financial statements.

Aprecia, Inc.
Statement of Stockholders' Deficit
For the Fiscal Year Ended June 30, 2011 and 2010

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2009	16,761,597	$1,676	$237,507	$(1,515,094)	$(1,275,911)

Net loss				(168,133)	(168,133)

Balance, June 30, 2010	16,761,597	1,676	237,507	(1,683,227)	(1,444,044)

Net loss				(153,031)	(153,031)

Balance, June 30, 2011	16,761,597	$1,676	$237,507	$(1,836,258)	$(1,597,075)

See accompanying notes to the financial statements.

Aprecia, Inc.
Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(153,031)	$(168,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	-	(12,500)
Accrued interest	161,263	158,517
Derivative warrant liability	(12,946)	(9,504)

NET CASH USED IN OPERATING ACTIVITIES	(4,714)	(31,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	11,500	15,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,500	15,000

NET CHANGE IN CASH	6,786	(16,620)

Cash at beginning of the year	763	17,383

Cash at end of the year	$7,549	$763

SUPPLEMENTAL DISCLOSUREOF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Aprecia, Inc.
June 30, 2011 and 2010
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

The Company’s convertible debentures and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2011 and June 30, 2010.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended June 30, 2011 or 2010.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the fiscal year ended June 30, 2011 and 2010 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Fiscal year Ended June 30, 2011	For the Fiscal year Ended June 30, 2010

Convertible debentures, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on March 10, 2006 matured on March 10, 2008.	4,166,667	4,166,667

Convertible debentures Allonge No. 1, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on December 15, 2008 matured on December 15, 2010.	128,883	128,883

Warrants issued in connection with the notes payable issued on May 18, 2007 with an exercise price of $0.18 per common share expired on May 18, 2012.	500,000	500,000

Warrants issued as broker’s fees in connection with notes payable issued on May 18, 2007 with an exercise price of $0.18 per share expired on May 18, 2012	83,111	83,111

Total potentially outstanding dilutive common shares	4,878,661	4,878,661

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

Note 3 - Convertible Debentures

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

Summary of Convertible Debentures, Accrued Interest, Liquidated Damages and Related Interest

Convertible debentures, accrued interest, liquidated damages and related interest at June 30, 2011 and June 30, 2010 consisted of the following:

	June 30, 2011	June 30, 2010
Convertible debentures	515,466	515,466

Accrued interest	357,764	264,980

Accrued liquidated damages	106,667	106,667

Accrued interest on liquidated damages	88,450	69,250

Note 4 – Loans Payable - Stockholder

In November 2007 a stockholder loaned the Company $28,000 for working capital purposes. Such loan bears interest at 6% per annum, matured on November 30, 2008 and is now past due.

In February 2008 a stockholder loaned the Company $11,000 for working capital purposes. Such loan bears interest at 6% per annum, matured on February 28, 2009 and is now past due.

In June 2008 a stockholder loaned the Company $25,000. The loan bears interest at 6% per annum, matured on June 30, 2009 and is now past due.

Loans payable – stockholder and related interest at June 30, 2011 and June 30, 2010 consisted of the following:

	June 30, 2011	June 30, 2010
Loans payable – Stockholder	64,000	64,000

Accrued interest	12,384	8,544

Note 5 – Notes Payable

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

The notes are currently in default and the Company is accruing interest at the default rate of 18% per annum.

Summary of Notes Payable and Accrued Interest

Notes payable and related interest at June 30, 2011 and June 30, 2010 consisted of the following:

	June 30, 2011	June 30, 2010
Notes payable	255,494	243,994

Accrued interest	167,253	121,814

Note 6 – Related Party Transactions

Free Office Space from Majority Stockholder and Chief Executive Officer

The Company has been provided office space by its majority stockholder and Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 7 – Derivative Warrant Liability

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

The fair value of the 2007 derivative warrants was computed using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions at June 30, 2011 and June 30, 2010:

	June 30, 2011	June 30, 2010

Expected life (year)	0.88	1.88

Expected volatility	87.43%	92.75%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free interest rate	0.88%	0.895%

The fair value of the embedded derivative warrants is marked-to-market at each balance sheet date after January 1, 2009, the date when Section 815-40-15 became effective, and the change in the fair value of the embedded derivative warrants is recorded in the statements of operations as change in the fair value of derivative liability in other income or expense.

The table below provides a summary of the fair value of the derivative warrant liability and the changes in the fair value of the derivative warrants, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (level 3) at June 30, 2011 and for the fiscal year then ended:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2008, the date when Section 815-40-15 became effective	$(52,887)	$(52,887)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(759)	(759)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2009	(53,646)	(53,646)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	9,504	9,504

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2010	(44,142)	(44,142)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	12,946	12,946

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2011	$(31,196)	$(31,196)

Warrants Activities

The table below summarizes the Company’s derivative warrant activity through June 30, 2011:

	2007 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrants at December 31, 2008	583,111	-	583,111	$(52,887)	$-	$-

Exercise of warrants	(-)	-	(-)	-	(-)	-

Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-

Total warrant exercised	(-)	-	(-)	-	(-)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-

Derivative warrants remaining	583,111	-	583,111	(52,887)	-	-

Mark to market	-	-		(759)	-	759

Derivative warrants at June 30, 2009	583,111	-	583,111	(53,646)	-	759

Exercise of warrants	(-)	-	(-)	-	(-)	-

Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-

Total warrant exercised	(-)	-	(-)	-	(-)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-

Derivative warrants remaining	583,111	-	583,111	(53,646)	-	-

Mark to market	-	-		9,504	-	(9,504)

Derivative warrants at June 30, 2010	583,111	-	583,111	(44,142)	-	-

Mark to market	-	-		12,946	-	(12,946)

Derivative warrants at June 30, 2011	583,111	-	583,111	(31,196)	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.18	583,111	0.88	$0.18	583,111	0.88	$0.18

$0.18	583,111	0.88	$0.18	583,111	0.88	$0.18

Note 8 – Stockholders’ Deficit

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

Note 9 – Income Tax Provision

Deferred Tax Assets

At June 30, 2011, the Company has available for federal income tax purposes net operating loss (“NOL”) carry-forwards of $1,836,258, net of (i) $52,887 of the fair value of derivative warrants included in the debt discounts and deferred financing costs and (ii) ($21,691) of accumulated change in fair value of derivative warrants included in the statements of operations, which may be used to offset future taxable income through the fiscal year ending June 30, 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $613,721 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $116,571 and $60,139 for fiscal year ended June 30, 2011 and 2010, respectively.

Components of deferred tax assets as of June 30, 2011 and 2010 are as follows:

	June 30, 2010	June 30, 2010
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	613,721	557,289

Less valuation allowance	(613,721)	(557,289)

Deferred tax assets, net of valuation allowance	-	$-

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

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2011	For the Fiscal Year Ended June 30, 2010

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 10 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.