Form 10-Q
period 2011-09-30
APRECIA INC
filed 2012-09-21
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one) Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,761,597 shares of Common Stock, as of September 20, 2012.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

APRECIA, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Aprecia, Inc.

September 30, 2011 and 2010

Aprecia, Inc.

Balance Sheets

	September 30, 2011	June 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,506	$7,549

Total Current Assets	7,506	7,549

Total Assets	$7,506	$7,549

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$5,950	$5,950
Accrued interest	666,577	625,851
Accrued liquidated damages	106,667	106,667
Convertible debentures	515,466	515,466
Derivative warrant liability - current portion	30,730	31,196
Loans payable - stockholder	64,000	64,000
Notes payable	255,494	255,494

Total Current Liabilities	1,644,884	1,604,624

Total Liabilities	1,644,884	1,604,624

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value; 250,000,000 shares authorized;
16,761,597 shares issued and outstanding	1,676	1,676
Additional paid-in capital	237,507	237,507
Accumulated deficit	(1,876,561)	(1,836,258)

Total Stockholders' Deficit	(1,637,378)	(1,597,075)

Total Liabilities and Stockholders' Deficit	$7,506	$7,549

See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Operations

	For the Three Months Ended	For the Three Months Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

Net Revenues	$-	$-

Operating Expenses
General and administrative expenses	43	30

Total operating expenses	43	30

Loss from Operations	(43)	(30)

Other (Income) Expense:
Change in the fair value of derivative liability	(466)	(2,391)
Interest expense	40,726	40,205

Total other (income) expense	40,260	37,814

Loss before Income Tax Provision	(40,303)	(37,844)

Income Tax Provision	-	-

NET LOSS	$(40,303)	$(37,844)

NET LOSS PER COMMON SHARE:
- BASIC AND DILUTED	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	16,761,597	16,761,597

 See accompanying notes to the financial statements.

Aprecia, Inc.

Statement of Stockholders' Deficit
For the Interim Period Ended September 30, 2011
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2010	16,761,597	1,676	237,507	(1,683,227)	$(1,444,044)

Net loss				(153,031)	(153,031)

Balance, June 30, 2011	16,761,597	1,676	237,507	(1,836,258)	(1,597,075)

Net loss				(40,303)	(40,303)

Balance, September 30, 2011	16,761,597	$1,676	$237,507	$(1,876,561)	$(1,637,378)

See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,303)	$(37,844)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued interest	40,726	40,205
Derivative warrant liability	(466)	(2,391)

NET CASH USED IN OPERATING ACTIVITIES	(43)	(30)

NET CHANGE IN CASH	(43)	(30)

Cash at beginning of the period	7,549	763

Cash at end of the period	$7,506	$733

SUPPLEMENTAL DISCLOSUREOF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Aprecia, Inc.

September 30, 2011 and 2010
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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2011 and notes thereto contained in Form 10-K as filed with the SEC on September 13, 2012.

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

The Company’s convertible debentures and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2011 and June 30, 2011.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2011 or 2010.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended September 30, 2011 and 2010 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the interim period Ended September 30, 2011	For the interim period Ended September 30, 2010

Convertible debentures, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on March 10, 2006 matured on March 10, 2008.	4,166,667	4,166,667

Convertible debentures Allonge No. 1, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on December 15, 2008 matured on December 15, 2010.	128,883	128,883

Warrants issued in connection with the notes payable issued on May 18, 2007 with an exercise price of $0.18 per common share expired on May 18, 2012.	500,000	500,000

Warrants issued as broker’s fees in connection with notes payable issued on May 18, 2007 with an exercise price of $0.18 per share expired on May 18, 2012	83,111	83,111

Total potentially outstanding dilutive common shares	4,878,661	4,878,661

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2011, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Summary of Convertible Debentures, Accrued Interest, Accrued Liquidated Damages and Related Accrued Interest

Convertible debentures, accrued interest, accrued liquidated damages and related accrued interest at September 30, 2011 and June 30, 2011 consisted of the following:

	September 30, 2011	June 30, 2011
Convertible debentures	515,466	515,466

Accrued interest	381,115	357,764

Accrued liquidated damages	106,667	106,667

Accrued interest on liquidated damages	93,282	88,450

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

In June 2008 a stockholder loaned the Company $25,000. The loan bears interest at 6% per annum, matured on June 30, 2009 and is now past due.

Loans payable – stockholder and related accrued interest at September 30, 2011 and June 30, 2011 consisted of the following:

	September 30, 2011	June 30, 2011
Loans payable – Stockholder	64,000	64,000

Accrued interest	13,351	12,384

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

The notes are currently in default and the Company is accruing interest at the default rate of 18% per annum.

Summary of Notes Payable and Accrued Interest

Notes payable and related accrued interest at September 30, 2011 and June 30, 2011 consisted of the following:

	September 30, 2011	June 30, 2011
Notes payable	255,494	255,494

Accrued interest	178,829	167,253

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

The fair value of the 2007 derivative warrants was computed using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions at September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011

Expected life (year)	0.63	0.88

Expected volatility	86.80%	87.43%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free interest rate	0.48%	0.88%

The fair value of the embedded derivative warrants is marked-to-market at each balance sheet date after January 1, 2009, the date when Section 815-40-15 became effective, and the change in the fair value of the embedded derivative warrants is recorded in the statements of operations as change in the fair value of derivative liability in other income or expense.

The table below provides a summary of the fair value of the derivative warrant liability and the changes in the fair value of the derivative warrants, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (level 3) at September 30, 2011 and for the interim period then ended:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2008, the date when Section 815-40-15 became effective	$(52,887)	$(52,887)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(759)	(759)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2009	(53,646)	(53,646)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	9,504	9,504

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2010	(44,142)	(44,142)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	12,946	12,946

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2011	$(31,196)	$(31,196)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	466	466

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, September 30, 2011	$(30,730)	$(30,730)

Warrants Activities

The table below summarizes the Company’s derivative warrant activity through September 30, 2011:

	2007 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrants at December 31, 2008	583,111	-	583,111	$(52,887)	$-	$-

Exercise of warrants	(-)	-	(-)	-	(-)	-

Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-

Total warrant exercised	(-)	-	(-)	-	(-)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-

Derivative warrants remaining	583,111	-	583,111	(52,887)	-	-

Mark to market	-	-		(759)	-	759

Derivative warrants at June 30, 2009	583,111	-	583,111	(53,646)	-	759

Exercise of warrants	(-)	-	(-)	-	(-)	-

Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-

Total warrant exercised	(-)	-	(-)	-	(-)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-

Derivative warrants remaining	583,111	-	583,111	(53,646)	-	-

Mark to market	-	-		9,504	-	(9,504)

Derivative warrants at June 30, 2010	583,111	-	583,111	(44,142)	-	-

Mark to market	-	-		12,946	-	(12,946)

Derivative warrants at June 30, 2011	583,111	-	583,111	(31,196)	-	-

Mark to market	-	-		466	-	(466)

Derivative warrants at September 30, 2011	583,111	-	583,111	(30,730)	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.18	583,111	0.65	$0.18	583,111	0.65	$0.18

$0.18	583,111	0.65	$0.18	583,111	0.65	$0.18

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

Net Loss

Our net loss was $40,303 for the three months ended September 30, 2011, compared to $37,844 for the three months ended September 30, 2010. The increase in net loss was due primarily to the change in the fair value of derivative liability.

Operating Expenses

There were no operating expenses for each of the three months ended September 30, 2012 (other than $43) and September 30, 2010 (other than $30).

Other (Income) Expenses

Other (income) expenses were $40,726 of interest expenses relating to its convertible debentures and notes payable for the three months ended September 30, 2011, compared to $40,205 of interest expenses relating to its convertible debentures and notes payable for the three months ended September 30, 2010.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2011 reflects that the Company has cash in the amount of $7,506.  The Company is a blank check company and does not have any planned operations.

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

Going Concern Consideration

The Company has no planned operations.  The Company had no revenues and incurred a net loss of $40,303 for the three months ended September 30, 2011 and a net loss of $1,876,561 for the period from December 15, 2005 (inception) through September 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

Since a registration statement covering the common stock to be issued upon conversion of the convertible debentures issued by the Company in March 2006 and described above was not filed within 90 days of the closing, the Company is in default under such debentures. Accordingly, we are required to pay liquidated damages equal to 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. As such, we have accrued $106,667 in liquidated damages and $93,282 in interest on the liquidated damages as of September 30, 2011.

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

Aprecia Inc.

Date: September 20, 2012	By:	/s/ Isaac Onn
Name: Isaac Onn
Title: President, Chief Executive Officer and Interim Chief Financial Officer