Form 10-Q
period 2011-12-30
APRECIA INC
filed 2012-10-05
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one) Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,761,597 shares of Common Stock, as of October 4, 2012.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

APRECIA, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Aprecia, Inc.
December 31, 2011 and 2010
Index to the Financial Statements

Aprecia, Inc.

Balance Sheets

	December 31, 2011	June 30, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$28,205	$7,549

Total Current Assets	28,205	7,549

Total Assets	$28,205	$7,549

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$9,591	$5,950
Accrued interest	707,583	625,851
Accrued liquidated damages	106,667	106,667
Convertible debentures	515,466	515,466
Derivative warrant liability	37,436	31,196
Loans payable - stockholder	64,000	64,000
Notes payable	285,494	255,494

Total Current Liabilities	1,726,237	1,604,624

Total Liabilities	1,726,237	1,604,624

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value; 250,000,000 shares authorized;
16,761,597 shares issued and outstanding	1,676	1,676
Additional paid-in capital	237,507	237,507
Accumulated deficit	(1,937,215)	(1,836,258)

Total Stockholders' Deficit	(1,698,032)	(1,597,075)

Total Liabilities and Stockholders' Deficit	$28,205	$7,549

 See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Operations

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	December 31, 2011	December 31, 2011	December 31, 2010	December 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	12,985	12,942	2,104	2,074

Total operating expenses	12,985	12,942	2,104	2,074

Loss from Operations	(12,985)	(12,942)	(2,104)	(2,074)

Other (Income) Expense:
Change in the fair value of derivative liability	6,240	6,706	(2,799)	(408)
Interest expense	81,732	41,006	81,032	40,827

Total other (income) expense	87,972	47,712	78,233	40,419

Loss before Income Tax Provision	(100,957)	(60,654)	(80,337)	(42,493)

Income Tax Provision	-	-	-	-

NET LOSS	$(100,957)	$(60,654)	$(80,337)	$(42,493)

NET LOSS PER COMMON SHARE:
- BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	16,761,597	16,761,597	16,761,597	16,761,597

 See accompanying notes to the financial statements.

Aprecia, Inc.

Statement of Stockholders' Deficit
For the Interim Period Ended December 31, 2011
(Unaudited)

	Common Stock, $0.0001 Par Value				Total
	Number of		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, June 30, 2010	16,761,597	1,676	237,507	(1,683,227)	$(1,444,044)

Net loss				(153,031)	(153,031)

Balance, June 30, 2011	16,761,597	1,676	237,507	(1,836,258)	(1,597,075)

Net loss				(100,957)	(100,957)

Balance, December 31, 2011	16,761,597	$1,676	$237,507	$(1,937,215)	$(1,698,032)

 See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,957)	$(80,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	3,641	-
Accrued interest	81,732	81,032
Derivative warrant liability	6,240	(2,799)

NET CASH USED IN OPERATING ACTIVITIES	(9,344)	(2,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	30,000	11,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	11,500

NET CHANGE IN CASH	20,656	9,396

Cash at beginning of the period	7,549	763

Cash at end of the period	$28,205	$10,159

SUPPLEMENTAL DISCLOSUREOF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Aprecia, Inc.

December 31, 2011 and 2010

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

The Company’s convertible debentures and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2011 and June 30, 2011.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Warrant Liabilities

The Company is required to use Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities, revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative warrant liability.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2011 or 2010.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the interim period Ended December 31, 2011	For the interim period Ended December 31, 2010

Convertible debentures, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on March 10, 2006 matured on March 10, 2008.	4,166,667	4,166,667

Convertible debentures Allonge No. 1, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on December 15, 2008 matured on December 15, 2010.	128,883	128,883

Warrants issued in connection with the notes payable issued on May 18, 2007 with an exercise price of $0.18 per common share expired on May 18, 2012.	500,000	500,000

Warrants issued as broker’s fees in connection with notes payable issued on May 18, 2007 with an exercise price of $0.18 per share expired on May 18, 2012	83,111	83,111

Total potentially outstanding dilutive common shares	4,878,661	4,878,661

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2011, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Summary of Convertible Debentures, Accrued Interest, Accrued Liquidated Damages and Related Accrued Interest

Convertible debentures, accrued interest, accrued liquidated damages and related accrued interest consisted of the following:

	December 31, 2011	June 30, 2011

Convertible debentures	515,466	515,466

Accrued interest	404,544	357,764

Accrued liquidated damages	106,667	106,667

Accrued interest on liquidated damages	98,130	88,450

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

In June 2008 a stockholder loaned the Company $25,000. The loan bears interest at 6% per annum, matured on June 30, 2009 and is now past due.

Loans payable – stockholder and related accrued interest consisted of the following:

	December 31, 2011	June 30, 2011

Loans payable – Stockholder	64,000	64,000

Accrued interest	14,320	12,384

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

Allonge No. 2 (Invalidated)

On December 29, 2008, the Allonge No. 2 to one of the Notes was made by and between the Company and the note holder to increase the principal amount by $10,000; however the note holder never transferred the funds to the Company, which invalidated the Allonge No. 2.

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

Allonge No. 6

On December 21, 2011, the Allonge No. 6 to one of the Notes was made by and between the Company and the note holder.  Except as amended hereby, the terms of the Note remain as originally stated.

The Principal Amount as stated on the face of the Note shall be increased by $30,000 to $171,250. Interest on the increased portion of the Principal Amount shall accrue from the date of this Allonge. The amendment to the Principal Amount due and owing on the Note described herein notwithstanding, Lender does not waive interest that may have accrued at a default rate of interest and liquidated damages, if any, that may have accrued on the Note through the date of this Allonge, which default interest and liquidated damages, if any, remain outstanding and payable.

The notes are currently in default and the Company is accruing interest at the default rate of 18% per annum.

Summary of Notes Payable and Accrued Interest

Notes payable and related accrued interest consisted of the following:

	December 31, 2011	June 30, 2011

Notes payable	285,494	255,494

Accrued interest	190,589	167,253

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

The fair value of the 2007 derivative warrants was computed using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions:

	December 31, 2011	June 30, 2011

Expected life (year)	0.38	0.88

Expected volatility	94.51%	87.43%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free interest rate	0.415%	0.88%

The fair value of the embedded derivative warrants is marked-to-market at each balance sheet date after January 1, 2009, the date when Section 815-40-15 became effective, and the change in the fair value of the embedded derivative warrants is recorded in the statements of operations as change in the fair value of derivative liability in other income or expense.

The table below provides a summary of the fair value of the derivative warrant liability and the changes in the fair value of the derivative warrants, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (level 3) at December 31, 2011 and for the interim period then ended:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total
Balance, December 31, 2008, the date when Section 815-40-15 became effective	$(52,887)	$(52,887)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(759)	(759)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2009	(53,646)	(53,646)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	9,504	9,504

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2010	(44,142)	(44,142)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	12,946	12,946

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2011	(31,196)	(31,196)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(6,240)	(6,240)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, December 31, 2011	$(37,436)	$(37,436)

Warrants Activities

The table below summarizes the Company’s derivative warrant activity through December 31, 2011:

	2007 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrants at December 31, 2008	583,111	-	583,111	$(52,887)	$-	$-

Exercise of warrants	(-)	-	(-)	-	(-)	-

Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-

Total warrant exercised	(-)	-	(-)	-	(-)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-

Derivative warrants remaining	583,111	-	583,111	(52,887)	-	-

Mark to market	-	-		(759)	-	759

Derivative warrants at June 30, 2009	583,111	-	583,111	(53,646)	-	759

Exercise of warrants	(-)	-	(-)	-	(-)	-

Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-

Total warrant exercised	(-)	-	(-)	-	(-)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-

Derivative warrants remaining	583,111	-	583,111	(53,646)	-	-

Mark to market	-	-		9,504	-	(9,504)

Derivative warrants at June 30, 2010	583,111	-	583,111	(44,142)	-	-

Mark to market	-	-		12,946	-	(12,946)

Derivative warrants at June 30, 2011	583,111	-	583,111	(31,196)	-	-

Mark to market	-	-		(6,240)	-	6,240)

Derivative warrants at December 31, 2011	583,111	-	583,111	(37,436)	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.18	583,111	0.38	$0.18	583,111	0.38	$0.18

$0.18	583,111	0.38	$0.18	583,111	0.38	$0.18

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

Note 10 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed as follows:

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

Net Loss

Our net loss was $60,654 for the three months ended December 31, 2011, compared to $42,493 for the three months ended December 31, 2010. The increase in net loss was due primarily to the change in the fair value of derivative liability.

Operating Expenses

As of the three months ended December 31, 2011, the Company incurred $12,942 of operating expenses, compared with operating expenses of $2,074 for the three months ended December 31, 2010. The operating expenses consisted of professional fees of $ 9,250 and miscellaneous expense of $3,690.

Other (Income) Expenses

Other (income) expenses were $47,712 of interest expenses relating to its convertible debentures and notes payable for the three months ended December 31, 2011, compared to $40,419 of interest expenses relating to its convertible debentures and notes payable for the three months ended December 31, 2010.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2011 reflects that the Company has cash in the amount of $28,205.  The Company is a blank check company and does not have any planned operations.

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

Going Concern Consideration

The Company has no planned operations.  The Company had no revenues and incurred a net loss of $60,654 for the three months ended December 31, 2011 and a net loss of $1,937,215 for the period from December 15, 2005 (inception) through December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer (one person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the principal executive officer and principal financial officer (one person) concluded that those disclosure controls and procedures were not effective as of December 31, 2011, because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies. We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

Since a registration statement covering the common stock to be issued upon conversion of the convertible debentures issued by the Company in March 2006 and described above was not filed within 90 days of the closing, the Company is in default under such debentures. Accordingly, we are required to pay liquidated damages equal to 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. We currently owe $515,466 of  principal and $404,544 in accrued interest, and accrued $106,667 in accrued liquidated damages and $98,130 in interest on the liquidated damages as of December 31, 2011.

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

Aprecia Inc.

Date: October 5, 2012	By:	/s/ Isaac Onn
	Name:	Isaac Onn
	Title:	President, Chief Executive Officer and Interim Chief Financial Officer