Form 10-Q
period 2012-03-31
APRECIA INC
filed 2012-10-05
CIK 1380856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one) Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,761,597 shares of Common Stock, as of October 5, 2012.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

APRECIA, INC.

March 31, 2012 and 2011

Aprecia, Inc.

Balance Sheets

	March 31, 2012	June 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$14,723	$7,549

Total Current Assets	14,723	7,549

Total Assets	$14,723	$7,549

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$7,591	$5,950
Accrued interest	749,245	625,851
Accrued liquidated damages	106,667	106,667
Convertible debentures	515,466	515,466
Derivative warrant liability	18,018	31,196
Loans payable - stockholder	64,000	64,000
Notes payable	285,494	255,494

Total Current Liabilities	1,746,481	1,604,624

Total Liabilities	1,746,481	1,604,624

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value; 250,000,000 shares authorized;
16,761,597 shares issued and outstanding	1,676	1,676
Additional paid-in capital	237,507	237,507
Accumulated deficit	(1,970,941)	(1,836,258)

Total Stockholders' Deficit	(1,731,758)	(1,597,075)

Total Liabilities and Stockholders' Deficit	$14,723	$7,549

 See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Operations

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	March 31, 2012	March 31, 2012	March 31, 2011	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	24,467	11,482	2,142	38

Total operating expenses	24,467	11,482	2,142	38

Loss from Operations	(24,467)	(11,482)	(2,142)	(38)

Other (Income) Expense:
Change in the fair value of derivative liability	(13,178)	(19,418)	(12,712)	(9,913)
Interest expense	123,394	41,662	120,947	39,915

Total other (income) expense	110,216	22,244	108,235	30,002

Loss before Income Tax Provision	(134,683)	(33,726)	(110,377)	(30,040)

Income Tax Provision	-	-	-	-

NET LOSS	$(134,683)	$(33,726)	$(110,377)	$(30,040)

NET LOSS PER COMMON SHARE:
- BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	16,761,597	16,761,597	16,761,597	16,761,597

 See accompanying notes to the financial statements.

Aprecia, Inc.

Statement of Stockholders' Deficit
For the Interim Period Ended March 31, 2012
(Unaudited)

	Common Stock, $0.0001 Par Value			Stock
	Number of		Additional	Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Receivavle	Deficit	Deficit

Balance, June 30, 2010	16,761,597	1,676	237,507	-	(1,683,227)	$(1,444,044)

Net loss				-	(153,031)	(153,031)

Balance, June 30, 2011	16,761,597	1,676	237,507	-	(1,836,258)	(1,597,075)

Net loss				-	(134,683)	(134,683)

Balance, March 31, 2012	16,761,597	$1,676	$237,507	$-	$(1,970,941)	$(1,731,758)

See accompanying notes to the financial statements.

Aprecia, Inc.

Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(134,683)	$(110,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	1,641	-
Accrued interest	123,394	120,947
Derivative warrant liability	(13,178)	(12,712)

NET CASH USED IN OPERATING ACTIVITIES	(22,826)	(2,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	30,000	11,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	11,500

NET CHANGE IN CASH	7,174	9,358

Cash at beginning of the period	7,549	763

Cash at end of the period	$14,723	$10,121

SUPPLEMENTAL DISCLOSUREOF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

 See accompanying notes to the financial statements.

Aprecia, Inc.

March 31, 2012 and 2011

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

The Company’s convertible debentures and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2012 and June 30, 2011.

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

·
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

·
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

·
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

·
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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2012 or 2011.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the interim period Ended March 31, 2012	For the interim period Ended March 31, 2011

Convertible debentures, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on March 10, 2006 matured on March 10, 2008.	4,166,667	4,166,667

Convertible debentures Allonge No. 1, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on December 15, 2008 matured on December 15, 2010.	128,883	128,883

Warrants issued in connection with the notes payable issued on May 18, 2007 with an exercise price of $0.18 per common share expired on May 18, 2012.	500,000	500,000

Warrants issued as broker’s fees in connection with notes payable issued on May 18, 2007 with an exercise price of $0.18 per share expired on May 18, 2012	83,111	83,111

Total potentially outstanding dilutive common shares	4,878,661	4,878,661

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at March 31, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Summary of Convertible Debentures, Accrued Interest, Accrued Liquidated Damages and Related Accrued Interest

Convertible debentures, accrued interest, accrued liquidated damages and related accrued interest consisted of the following:

	March 31, 2012	June 30, 2011

Convertible debentures	515,466	515,466

Accrued interest	427,661	357,764

Accrued liquidated damages	106,667	106,667

Accrued interest on liquidated damages	102,914	88,450

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

In June 2008 a stockholder loaned the Company $25,000. The loan bears interest at 6% per annum, matured on June 30, 2009 and is now past due.

Loans payable – stockholder and related accrued interest consisted of the following:

	March 31, 2012	June 30, 2011

Loans payable – Stockholder	64,000	64,000

Accrued interest	15,277	12,384

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

The notes are currently in default and the Company is accruing interest at the default rate of 18% per annum.

Summary of Notes Payable and Accrued Interest

Notes payable and related accrued interest consisted of the following:

	March 31, 2012	June 30, 2011

Notes payable	285,494	255,494

Accrued interest	203,393	167,253

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

(b)  Valuation Assumptions

The Company’s 2007 derivative warrants were valued at each period ending date using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions:

·	The underlying stock price was used as the fair value of the common stock on period end date;

·	The stock price would fluctuate with the Company’s projected volatility. The projected volatility curve for each valuation period was based on its historical volatility;

·	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

·	Reset events projected to occur are based on no future projected capital needs;

·	The Holder would exercise the warrant as they become exercisable at target prices of $0.18 per common share for the 2007 Notes Offering, and lowering such target as the warrants approached maturity;

·	The probability weighted cash flows are discounted using the risk free interest rates.

·
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

·	The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the warrants

·	Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

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

The fair value of the 2007 derivative warrants was computed using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions:

	March 31, 2012	June 30, 2011

Expected life (year)	0.13	0.88

Expected volatility	101.30%	87.43%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free interest rate	0.26%	0.88%

The fair value of the embedded derivative warrants is marked-to-market at each balance sheet date after January 1, 2009, the date when Section 815-40-15 became effective, and the change in the fair value of the embedded derivative warrants is recorded in the statements of operations as change in the fair value of derivative liability in other income or expense.

The table below provides a summary of the fair value of the derivative warrant liability and the changes in the fair value of the derivative warrants, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (level 3) at March 31, 2012 and for the interim period then ended:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2008, the date when Section 815-40-15 became effective	$(52,887)	$(52,887)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(759)	(759)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2009	(53,646)	(53,646)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	9,504	9,504

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2010	(44,142)	(44,142)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	12,946	12,946

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2011	(31,196)	(31,196)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	13,178	13,178

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, March 31, 2012	$(18,018)	$(18,018)

Warrants Activities

The table below summarizes the Company’s derivative warrant activity through March 31, 2012:

	2007 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrants at December 31, 2008	583,111	-	583,111	$(52,887)	$-	$-

Exercise of warrants	(-)	-	(-)	-	(-)	-

Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-

Total warrant exercised	(-)	-	(-)	-	(-)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-

Derivative warrants remaining	583,111	-	583,111	(52,887)	-	-

Mark to market	-	-		(759)	-	759

Derivative warrants at June 30, 2009	583,111	-	583,111	(53,646)	-	759

Exercise of warrants	(-)	-	(-)	-	(-)	-

Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-

Total warrant exercised	(-)	-	(-)	-	(-)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-

Derivative warrants remaining	583,111	-	583,111	(53,646)	-	-

Mark to market	-	-		9,504	-	(9,504)

Derivative warrants at June 30, 2010	583,111	-	583,111	(44,142)	-	-

Mark to market	-	-		12,946	-	(12,946)

Derivative warrants at June 30, 2011	583,111	-	583,111	(31,196)	-	-

Mark to market	-	-		13,178	-	13,178

Derivative warrants at March 31, 2012	583,111	-	583,111	(18,018)	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.18	583,111	0.13	$0.18	583,111	0.13	$0.18

$0.18	583,111	0.13	$0.18	583,111	0.13	$0.18

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

Allonge No. 7

On August 7, 2012, the Allonge No. 7 to one of the Notes was made by and between the Company and the note holder.  Except as amended hereby, the terms of the Note remain as originally stated.

The Principal Amount as stated on the face of the Note shall be increased by $9,990 to $181,240. Interest on the increased portion of the Principal Amount shall accrue from the date of this Allonge. The amendment to the Principal Amount due and owing on the Note described herein notwithstanding, Lender does not waive interest that may have accrued at a default rate of interest and liquidated damages, if any, that may have accrued on the Note through the date of this Allonge, which default interest and liquidated damages, if any, remain outstanding and payable.

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

Net Loss

Our net loss was $33,726 for the three months ended March 31, 2012, compared to $30,040 for the three months ended March 31, 2011. The increase in net loss was due primarily to the change in the fair value of derivative liability.

Operating Expenses

As of the three months ended March 31, 2012, the Company incurred $11,482 of operating expenses, compared with operating expenses of $38 for the three months ended March 31, 2011. The increase in general and administrative expense was primarily due to the increase of professional fees.

Other (Income) Expenses

Other (income) expenses were $41,662 of interest expenses relating to its convertible debentures and notes payable for the three months ended March 31, 2012, compared to $39,915 of interest expenses relating to its convertible debentures and notes payable for the three months ended March 31, 2011.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2012 reflects that the Company has cash in the amount of $14,723.  The Company is a blank check company and does not have any planned operations.

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

Going Concern Consideration

The Company has no planned operations.  The Company had no revenues and incurred a net loss of $33,726 for the three months ended March 31, 2012 and a net loss of $1,970,941 for the period from December 15, 2005 (inception) through March 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer (one person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the principal executive officer and principal financial officer (one person) concluded that those disclosure controls and procedures were not effective as of March 31, 2012, because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies. We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

Since a registration statement covering the common stock to be issued upon conversion of the convertible debentures issued by the Company in March 2006 and described above was not filed within 90 days of the closing, the Company is in default under such debentures. Accordingly, we are required to pay liquidated damages equal to 2% of the principal amount of $500,000 per month plus interest at the rate of 18% if the Company fails to pay the liquidated damages within seven days. We currently owe $515,466 of  principal and $427,661 in accrued interest, and accrued $106,667 in liquidated damages and $102,914 in interest on the liquidated damages as of March 31, 2012.

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