Form 10-K
period 2012-06-30
APRECIA INC
filed 2012-12-17
CIK 1380856

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

The number of shares of the issuer’s common stock issued and outstanding as of November 20, 2012 was 16,761,597 shares.

Documents Incorporated By Reference:  None

PART I

Item 1.  Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,”, the “Registrant,” “we,” “our” or “us” refer to Aprecia, Inc., unless the context otherwise indicates.

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

Holders

As of June 30, 2012, there were 16,761,597 common shares issued and outstanding, which were held by 55 holders of record.

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

We did not sell any unregistered securities during the fiscal year ended June 30, 2012.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2012.

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

Results of Operations

Years Ended June 30, 2012 and 2011

We had $10,517 in cash and cash equivalents as of June 30, 2012, as compared to $7,549 in cash and cash equivalents as of June 30, 2011.  We have experienced losses since inception. We did not generate any revenues from operations during the years ended June 30, 2012 and 2011. Total operating costs and expenses during the year ended June 30, 2012 were $36,923 for a net loss of $170,786 compared to total operating costs and expenses of $4,714 for a net loss of $153,031 for the year ended June 30, 2011. Expenses for the year ended June 30, 2012 consisted of $36,923 general and administrative expenses while expenses for the year ended June 30, 2011 consisted of solely of general and administrative expenses. We have incurred a cumulative net loss of $2,007,044 for the period December 15, 2005 (inception) to June 30, 2012.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2012 reflects that the Company has $10,517 in assets. In addition, the Company had a stockholders’ deficiency of $1,767,861 at June 30, 2012.

The Company is currently in default in $907,627 in obligations. As of June 30, 2012 we had convertible debentures owing in the amount of $515,466, accrued interest of $450,780, accrued liquidated damages in the amount of $106,667 and accrued interest on the liquidated damages of $107,698. These debentures are past due. As of June 30, 2012 we had loans payable to a stockholder in the amount of $64,000 and accrued interest in $16,234. As of June 30, 2012, we had notes payable in the amount of $285,494 and accrued interest in the amount of $216,198. These 7% notes are secured by all the assets of the Company and are past due.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and has incurred a cumulative net loss of $2,007,044 for the period December 15, 2005 (inception) to June 30, 2012.  In addition, the Company had a stockholders’ deficiency of $1,767,861 at June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending June 30, 2012 have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in this Annual Report for the year ended June 30, 2012, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Need For Additional Financing

Based upon a current shareholder’s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company does not have sufficient capital to meet the Company’s cash needs required for the costs of compliance with the reporting requirements of the Exchange Act, and for the costs of accomplishing its goal of completing a business combination. In addition, as the shareholder is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods. we currently have no agreements, arrangements or  understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements.

Aprecia, Inc.

June 30, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aprecia, Inc.
Monsey, New York

We have audited the accompanying balance sheets of Aprecia, Inc., (the “Company”) as of June 30, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at June 30, 2012, and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
December 17, 2012

Aprecia, Inc.
Balance Sheets

	June 30, 2012	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash	$10,517	$7,549

Total Current Assets	10,517	7,549

Total Assets	$10,517	$7,549

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$15,841	$5,950
Accrued interest	790,910	625,851
Accrued liquidated damages	106,667	106,667
Convertible debentures	515,466	515,466
Derivative warrant liability	-	31,196
Loans payable - stockholder	64,000	64,000
Notes payable	285,494	255,494

Total Current Liabilities	1,778,378	1,604,624

Total Liabilities	1,778,378	1,604,624

STOCKHOLDERS' DEFICIT:

Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.0001 par value; 250,000,000 shares authorized; 16,761,597 shares issued and outstanding	1,676	1,676
Additional paid-in capital	237,507	237,507
Accumulated deficit	(2,007,044)	(1,836,258)

Total Stockholders' Deficit	(1,767,861)	(1,597,075)

Total Liabilities and Stockholders' Deficit	$10,517	$7,549

See accompanying notes to the financial statements.

 Aprecia, Inc.
 Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	June 30, 2012	June 30, 2011

Net Revenues	$-	$-

Operating Expenses
General and administrative expenses		4,714

Total operating expenses	36,923	4,714

Loss from Operations	(36,923)	(4,714)

Other (Income) Expense:
Change in the fair value of derivative liability	(31,196)	(12,946)
Interest expense	165,059	161,263

Total other (income) expense	133,863	148,317

Loss before Income Tax Provision	(170,786)	(153,031)

Income Tax Provision	-	-

NET LOSS	$(170,786)	$(153,031)

NET LOSS PER COMMON SHARE: - BASIC AND DILUTED	$(0.01)	$(0.01)

Weighted average common shares outstanding: - basic and diluted	16,761,597	16,761,597

 See accompanying notes to the financial statements.

Aprecia, Inc.
Statement of Stockholders' Deficit
For the Fiscal Year Ended June 30, 2012 and 2011

	Common Stock, $0.0001 Par Value		Additional	Accumulated	Total Stockholders'
	Number of
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, June 30, 2010	16,761,597	1,676	237,507	(1,683,227)	$(1,444,044)

Net loss				(153,031)	(153,031)

Balance, June 30, 2011	16,761,597	1,676	237,507	(1,836,258)	(1,597,075)

Net loss				(170,786)	(170,786)

Balance, June 30, 2012	16,761,597	$1,676	$237,507	$(2,007,044)	$(1,767,861)

See accompanying notes to the financial statements.

 Aprecia, Inc.
 Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(170,786)	$(153,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	9,891	-
Accrued interest	165,059	161,263
Derivative warrant liability	(31,196)	(12,946)

NET CASH USED IN OPERATING ACTIVITIES	(27,032)	(4,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	30,000	11,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	11,500

NET CHANGE IN CASH	2,968	6,786

Cash at beginning of year	7,549	763

Cash at end of year	$10,517	$7,549

SUPPLEMENTAL DISCLOSUREOF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

 See accompanying notes to the financial statements.

Aprecia, Inc.
June 30, 2012 and 2011
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

The Company’s convertible debentures and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2012 and June 30, 2011.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Warrant Liabilities

The Company is required to use Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities, revalue its derivative warrant liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative warrant liability.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended June 30, 2012 or 2011.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Fiscal Year Ended June 30, 2012	For the Fiscal Year Ended June 30, 2011

Convertible debentures, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on March 10, 2006 matured on March 10, 2008.	4,166,667	4,166,667

Convertible debentures Allonge No. 1, at 7% interest per annum, convertible at the option of the holder, to the Company’s common stock at $0.12 per common share, issued on December 15, 2008 matured on December 15, 2010.	128,883	128,883

Warrants issued in connection with the notes payable issued on May 18, 2007 with an exercise price of $0.18 per common share expired on May 18, 2012.	-	500,000

Warrants issued as broker’s fees in connection with notes payable issued on May 18, 2007 with an exercise price of $0.18 per share expired on May 18, 2012	-	83,111

Total potentially outstanding dilutive common shares	4,295,550	4,878,661

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at June 30, 2012, a net loss and net cash used in operating activities for the fiscal year then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidated Damages and Related Accrued Interest

Since a registration statement covering the underlying common stock was not filed within 90 days, the Company is required to pay liquidated damages of 2% of the principal amount of $500,000 plus interest at 18% per annum, if the Company fails to pay the liquidated damages within seven (7) days. The Company accrued $106,667 in liquidated damages.

Summary of Convertible Debentures, Accrued Interest, Accrued Liquidated Damages and Related Accrued Interest

Convertible debentures, accrued interest, accrued liquidated damages and related accrued interest consisted of the following:

	June 30, 2012	June 30, 2011

Convertible debentures	515,466	515,466

Accrued interest	450,780	357,764

Accrued liquidated damages	106,667	106,667

Accrued interest on liquidated damages	107,698	88,450

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

In June 2008 a stockholder loaned the Company $25,000. The loan bears interest at 6% per annum, matured on June 30, 2009 and is now past due.

Loans payable – stockholder and related accrued interest consisted of the following:

	June 30, 2012	June 30, 2011

Loans payable – Stockholder	64,000	64,000

Accrued interest	16,234	12,384

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

The notes are currently in default and the Company is accruing interest at the default rate of 18% per annum.

Summary of Notes Payable and Accrued Interest

Notes payable and related accrued interest consisted of the following:

	June 30, 2012	June 30, 2011

Notes payable	285,494	255,494

Accrued interest	216,198	167,253

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

The Company initially classified the warrants to purchase 583,111 shares of its common stock issued in connection with its 2007 Notes Offering as additional paid-in capital upon issuance.  Upon the adoption of Section 815-40-15, these warrants are no longer deemed to be indexed to the Company’s own stock and were reclassified from equity to a derivative warrant liability.  The difference between the fair value of the 2007 warrants estimated on December 31, 2008 and the relative fair value of the 2007 warrants estimated on the date of grant was immaterial.  On January 1, 2009, the Company reclassified $52,887, the amount originally classified as additional paid-in capital upon issuance of the warrants on May 18, 2007, to the derivative warrant liability.  On May 18, 2012, all of the 2007  warrants unexercised and expired.

The fair value of the 2007 derivative warrants was computed using the Cox, Ross & Rubenstein Binomial Lattice Model with the following assumptions:

June 30, 2011

Expected life (year)	0.88

Expected volatility	87.43%

Expected annual rate of quarterly dividends	0.00%

Risk-free interest rate	0.88%

The fair value of the embedded derivative warrants is marked-to-market at each balance sheet date after January 1, 2009, the date when Section 815-40-15 became effective, and the change in the fair value of the embedded derivative warrants is recorded in the statements of operations as change in the fair value of derivative liability in other income or expense.

The table below provides a summary of the fair value of the derivative warrant liability and the changes in the fair value of the derivative warrants, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (level 3) at June 30, 2012 and for the interim period then ended:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2008, the date when Section 815-40-15 became effective	$(52,887)	$(52,887)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(759)	(759)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2009	(53,646)	(53,646)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	9,504	9,504

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2010	(44,142)	(44,142)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	12,946	12,946

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2011	(31,196)	(31,196)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	31,196	31,196

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2012	$-	$-

Warrants Activities

The table below summarizes the Company’s derivative warrant activity through June 30, 2012:

	2007 Warrant Activities				APIC Reclassification of Derivative Liability	(Gain) Loss Change in Fair Value of Derivative Liability
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants

Derivative warrants at December 31, 2008	583,111	-	583,111	$(52,887)	$-	$-

Exercise of warrants	(-)	-	(-)	-	(-)	-

Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-

Total warrant exercised	(-)	-	(-)	-	(-)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-

Derivative warrants remaining	583,111	-	583,111	(52,887)	-	-

Mark to market	-	-		(759)	-	759

Derivative warrants at June 30, 2009	583,111	-	583,111	(53,646)	-	759

Exercise of warrants	(-)	-	(-)	-	(-)	-

Exercise of warrants – Cashless	(-)	-	(-)	-	(-)	-

Total warrant exercised	(-)	-	(-)	-	(-)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(-)	-	(-)	-	(-)	-

Derivative warrants remaining	583,111	-	583,111	(53,646)	-	-

Mark to market	-	-		9,504	-	(9,504)

Derivative warrants at June 30, 2010	583,111	-	583,111	(44,142)	-	-

Mark to market	-	-		12,946	-	(12,946)

Derivative warrants at June 30, 2011	583,111	-	583,111	(31,196)	-	-

Mark to market (warrants expired)	(583,111)	-	(583,111)	31,196	-	31,196

Derivative warrants at June 30, 2012	-	-	-	$-	$-	$-

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

Note 10 – Income Tax Provision

Deferred Tax Assets and Valuation Allowance

At June 30, 2012, the Company has available for federal income tax purposes net operating loss (“NOL”) carry-forwards of $2,007,044, which may be used to offset future taxable income through the fiscal year ending June 30, 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $682,395 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $68,674 and $56,432 for fiscal year ended June 30, 2012 and 2011, respectively.
Components of deferred tax assets and valuation allowance are as follows:

	June 30, 2012	June 30, 2011
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$682,395	$613,721

Less valuation allowance	(682,395)	(613,721)

Deferred tax assets, net of valuation allowance	$-	$-

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

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2012	For the Fiscal Year Ended June 30, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of June 30, 2011, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of June 30, 2012.

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

There have been no changes in our internal control over financial reporting that occurred during our year ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)

Isaac Onn(1)	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2010	11,500	0	0	0	0	0	0	11,500

Isidore Sobkowski(2)	2009	0	0	0	0	0	0	0	0

(1) Mr. Onn was appointed as our President, Chief Executive Officer and Interim Chief Financial Officer and a director on December 15, 2008, after the resignation of Mr. Sobkowski from the same positions on the same day.

(2) Mr. Sobkowski resigned as of December 15, 2008; accordingly, he received no compensation during the 2010 fiscal year.

As of June 30, 2012, we have not entered into any employment agreements with Mr. Onn or any other individual.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of November 20, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 16,761,597 shares of our common stock issued and outstanding as of November 20, 2012. Unless otherwise indicated, the address of each person listed is c/o Aprecia, Inc., 9 Dolson Road, Monsey, New York 10952.

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

The aggregate fees, billed by Li & Company, independent registered public accountant, for auditing services to us during the fiscal year ended June 30, 2012, were $14,250.

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

The aggregate fees, paid to, or accrued for Li & Company, our independent registered public accountant, for audit-related services to us during the fiscal year ended June 30, 2012, were $0.

The aggregate fees, paid to, or accrued for Li & Company, our independent registered public accountant, for audit-related services to us for the fiscal year ended June 30, 2011, were $0.

Tax Fees

Tax fees include fees for services that are performed by professional tax staff other than in connection with the audit. These services include tax compliance services, tax planning and tax advice. The aggregate fees, paid to, or accrued for Li & Company, independent registered public accountant, for tax services to us during the fiscal year ended June 30, 2012, were $0.

Tax fees include fees for services that are performed by professional tax staff other than in connection with the audit. These services include tax compliance services, tax planning and tax advice. The aggregate fees, paid to, or accrued for Li & Company, independent registered public accountant, for tax services to us during the fiscal year ended June 30, 2011, were $0.

All Other Fees

During the fiscal year ended June 30, 2012, the aggregate fees, paid to, or accrued for Albanese, independent registered public accountant, for all other services were $0.

During the fiscal year ended June 30, 2011, the aggregate fees, paid to, or accrued for Li & Company, independent registered public accountant, for all other services were $0.

As of June 30, 2012, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APRECIA, INC.

Dated: December 17, 2012	By:	/s/ Isaac Onn
	Name :	Isaac Onn
	Title :	President, Chief Executive Officer and Interim Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 17, 2012	By:	/s/ Isaac Onn
	Name :	Isaac Onn
	Title :	Director, President, Chief Executive Officer and Interim Chief Financial Officer (principal executive officer and principal financial and accounting officer)